Form 10QSB
period 2007-09-30
STEELE RECORDING CORP
filed 2007-11-13
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-143970

STEELE RECORDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	75-3232682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007:  10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]    No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]    No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION

(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	September 30, 2007	April 30, 2007

Current assets:
Cash and cash equivalents	$ 453	$ 7,462
Total current assets	453	7,462

	$ 453	$ 7,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Advance from shareholder	$ 10,000	$ 15,000
Total current liabilities	10,000	15,000

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Accumulated (deficit)	(19,547)	(17,538)
Total stockholders' (deficit)	(9,547)	(7,538)

	$ 453	$ 7,462

See Notes to Financial Statements

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statements of operations

(Unaudited)
	(Unaudited)	February 12, 2007
	For the three	(Inception)
	months ended	through
	September 30, 2007	September 30, 2007

Revenues	$ -	$ -

Operating expenses
General administrative	2,990	19,547
	2,990	19,547

(Loss) from operations	(2,990)	(19,547)

Other income (expense)
Other income	-	-
Other expense	-	-
	-	-

Net (loss)	$ (2,990)	$ (19,547)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statements of cash flows

		(Unaudited)
	(Unaudited)	February 12, 2007
	For the three	(Inception)
	months ended	through
	September 30, 2007	September 30, 2007

Cash flows from operating activities:
Net loss	$ (2,990)	$ (19,547)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(634)	-
Net cash (used in) operating activities	(3,624)	(14,547)

Cash flows from financing activities:
Advance (to) from shareholder	(6,000)	10,000
Proceeds from issuance of common stock	-	5,000
Net cash provided by financing activities	(6,000)	15,000

Net change in cash	(9,624)	453
Cash, beginning of period	10,077	-
Cash, ending of period	$ 453	$ 453

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$ -	$ 5,000

See Notes to Financial Statements

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statement of changes in stockholders' (deficit)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	(deficit)	(deficit)

Balance February 12, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued for cash	5,000,000	5,000	-	-	5,000
Shares issued for service	5,000,000	5,000	-	-	5,000
Net (loss)	-	-	-	(19,547)	(19,547)

Balance September 30, 2007 (Unaudited)	10,000,000	10,000	-	(19,547)	(9,547)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $19,500 from the period of February 12, 2007 (Date of Inception) through September 30, 2007 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

As of September 30, 2007, there was no advertising costs incurred.

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

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or

STEELE RECORDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

reconciling items between net income and comprehensive income for the period ended September 30, 2007.

Note 2. Concentration of credit risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Note 3. Property and equipment

As of September 30, 2007 the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company has 75,000,000 shares authorized and 10,000,000 shares issued and outstanding as of September 30, 2007.  The issued and outstanding shares were as follows:

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

Advance from president/ shareholder was $10,000 as of September 30, 2007.

Note 6. Litigation

As of September 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

STEELE RECORDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

STEELE RECORDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On July 18, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 3,000,000 shares of our $.001 common stock in order to raise $30,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (February 12, 2007) through September 30, 2007. For the quarter ended September 30, 2007, the registrant recognized a net loss of $2,990.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2007 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: October 31, 2007

/s/ Mack Steele

Mack Steele

President, Secretary and Director