Form 10KSB
period 2007-12-31
STEELE RECORDING CORP
filed 2008-03-27
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [X]  No [   ]

Revenues for year ended December 31, 2007:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2008 was:  $-0-

Number of shares of our common stock outstanding as of December 31, 2007 is: 10,000,000

The Company’s Transfer Agent is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 Telephone (702) 361-3033.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007:   10,000,000 shares of common stock.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Steele Recording Corporation (“Company”) was incorporated in the State of Nevada on February 12, 2007. Steele Recording Corporation is a developmental stage company and their principal business objective is to produce, acquire, license and distribute high-quality recorded music. The Company plans to produce such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, and various ethnic folk music recordings. The Company’s primary focus will be on urban music, the area of the industry that includes hip-hop, rock and roll, rap and rhythm and blues. The Company believes, based on industry sources and census data, that this area offers significant growth and profit potential.

Steele Recording Corporation’s strategy is to produce compilation CDs containing enhanced or re-digitized master recordings from the Company’s future library, to market them directly through distributors, to contribute these compilation CDs to joint ventures involving the Company, and to license these compilation CDs to third parties for marketing and sale by unaffiliated distributors.

Steele Recording Corporation is a development stage company that has not significantly commenced its planned principal operations. Steele Recording Corporation operations to date have been devoted primarily to startup and development activities, which include the following:

1.

Formation of the Company;

2.

Development of the Steele Recording Corporation business plan;

3.

Due diligence and research on emerging urban and hip-hop oriented music artists as potential clients.

4.

Due diligence and research on emerging artists and bands that have developed a significant following as potential candidates for one album recording contracts

5.

Due diligence and research on major labels that have recently dropped artists selling fewer than 400,000 albums.

Steele Recording Corporation is attempting to become operational. In order to generate revenues, Steele Recording Corporation must address the following areas:

The Company’s business approach is a four-faceted revenue generating and business philosophy:

1.

Understand and adapt to consumers and artists behavior, habits, and wants, responding with advanced solutions and technologies;

2.

Respect the rights of artists and copyright holders, recognizing the value of their work, and use technological innovations and consumer movements to capitalize on evolving distribution and promotional opportunities;

3.

Develop and offer cooperative solutions to the recording & radio industry to leverage technology and extensive content for mutual promotional and financial benefit; and

4.

Offer quality, diversity, accessibility, and convenience to Company customers.

Since the Company’s inception on February 12, 2007 to December 31, 2007, the Company did not generate any revenues and has incurred a cumulative net loss of $22,800.

Steele Recording Corporation currently has one officer and one director. The Company’s officer, Mack Steele, does not receive a salary.

As of December 31, 2007 Steele Recording Corporation had 10,000,000 shares of $0.001 par value common stock issued and outstanding.

Steele Recording Corporation has administrative offices located at 3504 South 5175 West, Cedar City, Utah 84720.

Steele Recording Corporation fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Mack Steele, our President, Chief Executive Officer and Director, has agreed to allocate a portion of his time to our activities without compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

Steele Recording Corporation maintains its office at 3504 South 5175 West, Cedar City, Utah 84720. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

Steele Recording Corporation management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Steele Recording Corporation does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2007, there was 1 shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

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

Results of Operation

We did not have any operating income from inception (February 12, 2007) through December 31, 2007.  For the year ended December 31, 2007, we recognized a net loss of $22,800.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and other expenses.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

STEELE RECORDING CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

Steele Recording Corporation

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Steele Recording Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Steele Recording Corporation (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows from inception on February 12, 2007 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Client (A Development Stage Company) as of December 31, 2007 and the related statements of operations and stockholders’ equity from inception on February 12, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has net losses of $22,800 since inception on February 12, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 20, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

STEELE RECORDING CORPORATION

(A Development Stage Company)

Balance sheet

ASSETS	December 31, 2007

Current assets:
Cash and cash equivalents	$ 1,184
Total current assets	1,184

Total Assets	$ 1,184

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Advance from shareholder	$ 14,000
Total current liabilities	14,000

Commitments and contingencies	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000
Accumulated (deficit)	(22,816)
Total stockholders' (deficit)	(12,816)

Total Liabilities and Stockholders' Deficit	$ 1,184

The accompanying Notes are an integral part of these Financial Statements.

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statement of operations

February 12, 2007
(Inception)
through
December 31, 2007

Revenues	$ -

Operating expenses
General administrative	22,816
22,816

(Loss) from operations	(22,816)

Other income (expense)
Other income	-
Other expense	-
Provision for Income Taxes	-
-

Net (loss)	$ (22,816)

Basic and diluted loss per common share	$ (0.01)

Basic and diluted weighted average
common shares outstanding	10,000,000

The accompanying Notes are an integral part of these Financial Statements.

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statement of changes in stockholders' (deficit)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	(deficit)	(deficit)

Balance February 12, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued for cash	5,000,000	5,000	-	-	5,000
Shares issued for service	5,000,000	5,000	-	-	5,000
Net (loss)	-	-	-	(22,816)	(22,816)

Balance December 31, 2007	10,000,000	10,000	-	(22,816)	(12,816)

The accompanying Notes are an integral part of these Financial Statements.

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statement of cash flows

February 12, 2007
(Inception)
through
December 31, 2007

Operating activities:
Net loss	$ (22,816)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	5,000
Changes in operating assets and liabilities:
(Decrease) in accounts payable	-
Net cash (used in) operating activities	(17,816)

Financing activities:
Advance (to) from shareholder	14,000
Proceeds from issuance of common stock	5,000
Net cash provided by financing activities	19,000

Net change in cash	1,184
Cash, beginning of period	-
Cash, ending of period	$ 1,184

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$ 5,000

The accompanying Notes are an integral part of these Financial Statements.

STEELE RECORDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $22,800 from the period of February 12, 2007 (Date of Inception) through December 31, 2007 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 1.  Nature of Business and Summary of Significant Accounting Policies –continued

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

As of December 31, 2007, there was no advertising costs incurred.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Net operating loss	$ 22,816
Income tax rate	34%
7,757
Less valuation allowance	(7,757)
$ -

Through December 31, 2007, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2007, the Company had approximately $22,800 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2026.

Note 1.  Nature of Business and Summary of Significant Accounting Policies – continued

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2007 is as follows:

2007

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

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

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the year ended December 31, 2007.

Note 2. Concentration of credit risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Note 3. Property and equipment

As of December 31, 2007 the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company has 75,000,000 shares authorized and 10,000,000 shares issued and outstanding as of December 31, 2007.  The issued and outstanding shares were as follows:

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

Advance from president/ shareholder was $14,000 as of December 31, 2007.

Note 6. Litigation

As of December 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Note 7. Newly issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The provisions of SFAS 159 become effective as of the beginning of the Company’s 2009 fiscal year.  Management is currently evaluating the impact that SFAS 159 will have on the Company’s financial statements.

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

Note 7. Newly issued pronouncements - continued

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered, Certified Public Accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2007, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Mack Steele	38	President/CEO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Mack Steele, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director:

Mr. Steele has over 20 years of experience in the music and recording industry. Mr. Steele has expertise in all facets of the industry including songwriting, recording, production, distribution, promotion and merchandising. Mr. Steele also has experience in radio, Internet and video production.

During his career, Mr. Steele has been involved in the promotion of several amateur songwriters, musicians, and bands. Mr. Steele is experienced in various digital and tape production and recording equipment, and in producing several CDs to date. Over the last six years, Mr. Steele has been involved in the promotion and distribution of amateur groups including bookings, retail sales, Internet sales, sponsorship of music festivals, and merchandising. During his career, Mr. Steele attended several courses related to the industry in 1991 at the Recording Workshop in Chillicothe, Ohio, specializing in recording engineering and music production, and studio and maintenance troubleshooting.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers or directors has received any cash or other remuneration within the last three years.  It is likely, however, that after the Company successfully raises capital to fund its business plan, the Company will begin paying compensation to its officers, the amount of which will be determined by the board of directors at the time.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 10,000,000 shares of our common stock to the following persons for services as of March 24, 2008:

Name	Number of Total Shares	% of Shareholdings
Mack Steele	10,000,000	100%

The address for Mack Steele is 3504 South 5175 West, Cedar City, Utah 84720.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has 75,000,000 shares authorized and 10,000,000 shares issued and outstanding as of December 31, 2007.  The issued and outstanding shares were as follows:

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

Advance from president/ shareholder was $14,000 as of December 31, 2007.

Steele Recording Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 7 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

Exhibit Number	Description
14	Code of Ethics
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002(1)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, we were billed and paid $2,500.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2007, the Company has not incurred any tax fees for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

STEELE RECORDING CORPORATION

By:  /s/  Mack Steele

Mack Steele

President, Chief Executive Officer,

and Director

Dated:   March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Mack Steele

       President, Chief Executive Officer,                                       Dated:   March 24, 2008

       Director