Form 10KSB/A
period 2007-12-31
STEELE RECORDING CORP
filed 2008-07-18
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/SECOND AMENDMENT

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

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Dated:   July 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Mack Steele

       President, Chief Executive Officer,                                       Dated:   July 18, 2008

       Director