Form 10-Q/A
period 2008-03-31
STEELE RECORDING CORP
filed 2008-07-18
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/AMENDED

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On July 18, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 3,000,000 shares of our $.001 common stock in order to raise $30,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.

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

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors during the Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

Date: July 18, 2008

/s/ Mack Steele

Mack Steele

President, Secretary and Director