Form 10KSB/A
period 2007-12-31
STEELE RECORDING CORP
filed 2008-07-25
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB / THIRD AMENDMENT

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

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.  The Company's disclosure controls and procedures however are designed to provide a reasonable level of assurance of reaching the Company's desired control objectives.  In addition, we reviewed our internal controls, and there have been no changes in our internal controls or in other factors in the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting or that could affect those controls subsequent to the date of our last evaluation.

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

Dated:   July 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Mack Steele

       President, Chief Executive Officer,                                       Dated:   July 25, 2008

       Director