Form 10-Q/A
period 2008-03-31
STEELE RECORDING CORP
filed 2008-07-25
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / SECOND AMENDED

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

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors during the Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

Date: July 25, 2008

/s/ Mack Steele

Mack Steele

President, Secretary and Director