Form 10-Q
period 2008-06-30
STEELE RECORDING CORP
filed 2008-08-07
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008:  10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]     No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]    No [X]

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Item 2.  Management’s Discussion and Analysis of Financial Condition

     Item 4.  Control and Procedures

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION

(A Development Stage Company)

Balance sheets

	(Unaudited)
ASSETS	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$785	$1,184
Total current assets	785	1,184

Total Assets	$785	$1,184

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,762	$-
Advance from shareholder	19,000	14,000
Total current liabilities	21,762	14,000

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Accumulated (deficit) during the development stage	(30,977)	(22,816)
Total stockholders' (deficit)	(20,977)	(12,816)

Total Liabilities and Stockholders' (Deficit)	$785	$1,184

The Accompanying Notes are an Integral part of these Financial Statements

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statements of operations

				(Unaudited)	(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	Februray 12, 2007	Februray 12, 2007
	For the three	For the three	For the six	(date of inception)	(date of inception)
	months ended	months ended	months ended	through	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	3,569	1,019	8,161	16,557	30,977
Total operating expenses	3,569	1,019	8,161	16,557	30,977

(Loss) from operations	(3,569)	(1,019)	(8,161)	(16,557)	(30,977)

Other income (expense)
Other income	-	-	-	-	-
Other expense	-	-	-	-	-
Total other income (expenses)	-	-	-	-	-

(Loss) before provision for income taxes	(3,569)	(1,019)	(8,161)	(16,557)	(30,977)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(3,569)	$(1,019)	$(8,161)	$(16,557)	$(30,977)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

The Accompanying Notes are an Integral part of these Financial Statements

STEELE RECORDING CORPORATION

(A Development Stage Company)

Statements of cash flows

		(Unaudited)	(Unaudited)
	(Unaudited)	Februray 12, 2007	Februray 12, 2007
	For the six	(date of inception)	(date of inception)
	months ended	through	through
	June 30, 2008	June 30, 2007	June 30, 2008

Operating activities:
Net loss	$(8,161)	$(16,557)	$(30,977)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000	5,000
Changes in operating assets and liabilities:
Increase in accounts payable	-	634	-
Increase in accrued expenses	2,762	-	2,762
Net cash (used in) operating activities	(5,399)	(10,923)	(23,215)

Financing activities:
Advance from shareholder	5,000	16,000	19,000
Proceeds from issuance of common stock	-	5,000	5,000
Net cash provided by financing activities	5,000	21,000	24,000

Net change in cash	(399)	10,077	785
Cash, beginning of period	1,184	-	-
Cash, ending of period	$785	$10,077	$785

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$5,000	$5,000

The Accompanying Notes are an Integral part of these Financial Statements

STEELE RECORDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2008, advance from president/ shareholder was $19,000.

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

The Company did not have any operating income from inception (February 12, 2007) through June 30, 2008. For the quarter ended June 30, 2008, the registrant recognized a net loss of $8,161. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2008 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund administrative  expenses  pending full implementation of the Company’s business model.

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

(b)

Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors during the Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: August 4, 2008

/s/ Mack Steele

Mack Steele

President, Secretary and Director