Form 10-Q
period 2008-09-30
STEELE RECORDING CORP
filed 2008-11-05
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2008:  12,120,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item 4.  Control and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and three months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION (A Development Stage Company) Balance sheets

	(Unaudited)
ASSETS	September30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$10,798	$1,184
Total current assets	10,798	1,184

Total Assets	$10,798	$1,184

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$-
Advance from shareholder	22,500	14,000
Total current liabilities	22,500	14,000

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
12,120,000 and 10,000,000 shares issued and outstanding	12,120	10,000
Additional paid-in-capital	10,080	-
Accumulated (deficit) during the development stage	(33,402)	(22,816)
	(11,202)	(12,816)
Less: Stock issued for receivable	(500)	-
Total stockholders' (deficit)	(11,702)	(12,816)

Total Liabilities and Stockholders' (Deficit)	$10,798	$1,184

The accompanying notes are an integral part of these financial Statements.

STEELE RECORDING CORPORATION (A Development Stage Company) Statements of operations
				(Unaudited)	(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	February 12, 2007	February 12, 2007
	For the three	For the three	For the nine	(date of inception)	(date of inception)
	months ended	months ended	months ended	through	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	2,431	2,990	10,592	19,547	33,408
Total operating expenses	2,431	2,990	10,592	19,547	33,408

(Loss) from operations	(2,431)	(2,990)	(10,592)	(19,547)	(33,408)

Other income (expense)
Other income	6	-	6	-	6
Other expense	-	-	-	-	-
Total other income (expenses)	6	-	6	-	6

(Loss) before provision for income taxes	(2,425)	(2,990)	(10,586)	(19,547)	(33,402)

Provision for Income Taxes	-	-	-	-	6

Net (loss)	$(2,425)	$(2,990)	$(10,586)	$(19,547)	$(33,396)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	11,421,045	10,000,000	10,844,891	10,000,000	10,429,634

The accompanying notes are an integral part of these financial Statements.

STEELE RECORDING CORPORATION (A Development Stage Company) Statements of cash flows

		(Unaudited)	(Unaudited)
	(Unaudited)	February 12, 2007	February 12, 2007
	For the nine	(date of inception)	(date of inception)
	months ended	through	through
	September 30, 2008	September 30, 2007	September 30, 2008

Operating activities:
Net loss	$(10,586)	$(19,547)	$(33,402)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	5,000	5,000
Changes in operating assets and liabilities:
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(10,586)	(14,547)	(28,402)

Financing activities:
Advance from shareholder	8,500	10,000	22,500
Net proceeds from issuance of common stock	11,700	16,700	16,700
Net cash provided by financing activities	20,200	26,700	39,200

Net change in cash	9,614	12,153	10,798
Cash, beginning of period	1,184	-	-
Cash, ending of period	$10,798	$12,153	$10,798

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$5,000	$5,000

Supplemental disclosure of cash flow information:
Interest received	$6	$-	$-

The accompanying notes are an integral part of these financial Statements.

STEELE RECORDING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, advances from president/ shareholder was $22,500.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company initiated a Private Placement in July 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.  As of September 30, 2008, 2,120,000 shares of common stock subscriptions have been received from 23 investors, raising $12,200 in proceeds, net of $9,000 of offering costs.

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

The Company did not have any operating income from inception (February 12, 2007) through September 30, 2008. For the quarter ended September 30, 2008, the registrant recognized a net loss of $2,425. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2008 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2008 our internal control over financial reporting was effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: November 4, 2008

/s/ Mack Steele
Mack Steele
President, Secretary and Director