Form 10-Q
period 2009-03-31
STEELE RECORDING CORP
filed 2009-05-12
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009:  12,120,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated balance sheets

ASSETS	March 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$3,739	$4,088
Total current assets	3,739	4,088

Total Assets	$3,739	$4,088

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,500	$-
Advance from shareholder	25,600	21,500
Total current liabilities	28,100	21,500

Commitments and contingencies	-	-

Stockholders' (deficit)
Common stock; $.001 par value, 75,000,000 shares authorized;
12,120,000 shares issued and outstanding	12,120	12,120
Additional paid-in-capital	10,080	10,080
Accumulated (deficit) during the development stage	(46,061)	(22,130)
	(23,861)	70
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(24,361)	(430)

Total Liabilities and Stockholders' (Deficit)	$3,739	$21,070

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of operations

			(Unaudited)
	(Unaudited)	(Unaudited)	February 12, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses
General administrative	6,949	4,592	46,067
Total operating expenses	6,949	4,592	46,067

(Loss) from operations	(6,949)	(4,592)	(46,067)

Other income (expense)
Other income	-	-	6
Other expense	-	-	-
Total other income (expenses)	-	-	6

(Loss) before provision for income taxes	(6,949)	(4,592)	(46,061)

Provision for Income Taxes	-	-	-

Net (loss)	$(6,949)	$(4,592)	$46,061)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,120,000	10,000,000	10,793,496

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION

Consolidated statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	February 12, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Operating activities:
Net loss	$(6,949)	$(4,592)	$(46,061)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	$5,000
Changes in operating assets and liabilities:		-
Increase in accrued expenses	2,500	-	2,500
Net cash (used in) operating activities	(4,449)	(4,592)	(38,561)

Financing activities:
Advance from shareholder	4,100	6,000	25,600
Net proceeds from issuance of common stock	-	-	16,700
Net cash provided by financing activities	4,100	6,000	42,300

Net change in cash	(349)	1,408	3,739
Cash, beginning of period	4,088	1,184	-
Cash, ending of period	$3,739	$2,592	$3,739

Supplemental disclosure of cash flow information:
Interest received	$-	$-	$6
Non cash investing and financing activities:
Issuance of common stock for services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NATURE OF BUSINESS AND ORGANIZATION

The board of directors of Steele Recording Corporation (the “Company”) approved the organization of Steele Land Investments, LLC (“SLI”) a limited liability Company in the State of Nevada on March 3, 2009, and SLI is 100% owned subsidiary of the Company.  SLI’s principal business objective is to provide centralized management of investments and business activities. SLI’s operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been derived from the financial statements and accounting records of the Company, using the historical results of operations, and historical basis of assets and liabilities of the Company.  Management believes the assumptions underlying the consolidated financial statements are reasonable.

The consolidated financial statements include the accounts and transaction of the Company and its wholly owned subsidiary, Steele Land Investments, LLC that is currently controlled by the Company.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2009, advance from president/ shareholder was $4,100.

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

The Company did not have any operating income from inception (February 12, 2007) through March 31, 2009. For the quarter ended March 31, 2009, the registrant recognized a net loss of $6,949. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: May 11, 2009

/s/ Mack Steele
Mack Steele
President, Secretary and Director