Form 10-Q
period 2009-06-30
STEELE RECORDING CORP
filed 2009-08-19
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009:  12,120,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated balance sheets

ASSETS	June 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$4,878	$4,088
Total current assets	4,878	4,088

Total Assets	$4,878	$4,088

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$-
Advance from shareholder	39,600	21,500
Total current liabilities	39,600	21,500

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,120,000 and 12,120,000 shares issued and outstanding	12,120	12,120
Additional paid-in-capital	10,080	10,080
Accumulated (deficit) during the development stage	(56,422)	(39,112)
	(34,222)	(16,912)
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(34,722)	(17,412)

Total Liabilities and Stockholders' (Deficit)	$4,878	$4,088

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of operations

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	February 12, 2007
	For the three	For the three	For the six	For the six	(date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	10,361	3,569	17,310	8,161	49,479
Total operating expenses	10,361	3,569	17,310	8,161	49,479

(Loss) from operations	(10,361)	(3,569)	(17,310)	(8,161)	(49,479)

Other income (expense)
Other income	-	-	-	-	6
Other expense	-	-	-	-	-
Total other income (expenses)	-	-	-	-	6

(Loss) before provision for income taxes	(10,361)	(3,569)	(17,310)	(8,161)	(49,473)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(10,361)	$(3,569)	$(17,310)	$(8,161)	$(49,473)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,120,000	10,000,000	12,120,000	10,000,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	February 12, 2007
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2009	June 30, 2008	March 31, 2009

Operating activities:
Net loss	$(17,310)	$(8,161)	$(56,422)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	$5,000
Changes in operating assets and liabilities:		-
Increase in accrued expenses	-	2,762	-
Net cash (used in) operating activities	(17,310)	(5,399)	(51,422)

Financing activities:
Advance from shareholder	18,100	5,000	39,600
Net proceeds from issuance of common stock	-	-	16,700
Net cash provided by financing activities	18,100	5,000	56,300

Net change in cash	790	(399)	4,878
Cash, beginning of period	4,088	1,184	-
Cash, ending of period	$4,878	$785	$4,878

Supplemental disclosure of cash flow information:
Interest received	$-	$-	$6
Non cash investing and financing activities:
Issuance of common stock for services	$-	$-	$5,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2009, advance from president/ shareholder was $18,100.

NOTE 6 - STOCKHOLDERS’ EQUITY

In May 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock at par value of $0.001.

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

The Company did not have any operating income from inception (February 12, 2007) through June 30, 2009. For the quarter ended June 30, 2009, the registrant recognized a net loss of $10,361. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

In May 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock at par value of $0.001.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: August 18, 2009

/s/ Mack Steele
Mack Steele
President, Secretary and Director