Form 10-Q
period 2009-09-30
STEELE RECORDING CORP
filed 2009-12-24
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 23, 2009:  12,220,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (February 12, 2007) and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

STEELE RECORDING CORPORATION

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated balance sheets

ASSETS	September 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$254	$4,088
Prepaid professional fee, net	8,000	-
Total current assets	8,254	4,088

Total Assets	$8,254	$4,088

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,893	$-
Advance from shareholder	38,000	21,500
Total current liabilities	39,893	21,500

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,220,000 and 12,120,000 shares issued and outstanding	12,220	12,120
Additional paid-in-capital	17,980	10,080
Accumulated (deficit) during the development stage	(61,339)	(39,112)
	(31,139)	(16,912)
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(31,639)	(17,412)

Total Liabilities and Stockholders' (Deficit)	$8,254	$4,088

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of operations

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Februray 12, 2007
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
General administrative	4,917	2,431	22,227	10,592	61,345
Total operating expenses	4,917	2,431	22,227	10,592	61,345

(Loss) from operations	(4,917)	(2,431)	(22,227)	(10,592)	(61,345)

Other income (expense)
Other income	-	6	-	6	6
Other expense	-	-	-	-	-
Total other income (expenses)	-	6	-	6	6

(Loss) before provision for income taxes	(4,917)	(2,425)	(22,227)	(10,586)	(61,339)

Provision for Income Taxes	-	6	-	6	-

Net (loss)	$(4,917)	$(2,419)	$(22,227)	$(10,580)	$(61,339)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	1,217,435	12,008,750	12,121,832	11,165,410

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	Februray 12, 2007
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009

Operating activities:
Net loss	$(22,227)	$(10,586)	$(61,339)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	8,000	-	13,000
Changes in operating assets and liabilities:
Increase in accounts payable	393	-	393
Increase in accued expenses	1,500	-	1,500
Net cash (used in) operating activities	(12,334)	(10,586)	(46,446)

Financing activities:
Advance from shareholder	16,500	8,500	38,000
Net proceeds from issuance of common stock	-	11,700	16,700
Net cash provided by financing activities	16,500	20,200	54,700

Net change in cash	4,166	9,614	8,254
Cash, beginning of period	4,088	1,184	-
Cash, ending of period	$8,254	$10,798	$8,254

Supplemental disclosure of cash flow information:
Interest received	$-	$6	$6
Non cash investing and financing activities:
Issuance of common stock for services	$8,000	$-	$13,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, advance from president/ shareholder was $16,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

In May 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock at par value of $0.001.

On September 23, 2009 the Company issued 100,000 shares of restricted shares of the Company’s common stock to Island Stock Transfer for professional services to be performed over the next few months valued at $8,000.

NOTE 7 – PRE-PAID EXPENSES

On September 25, 2009, the Company issues island Stock Transfer Company 100,000 shares of restricted common stock valued at $8,000 for transfer agent services over the next few months.

NOTE 8 – SUBSEQUENT EVENTS

There are no subsequent events incurred by the Company as of December, 23, 2009.

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

The Company did not have any operating income from inception (February 12, 2007) through September 30, 2009. For the quarter ended September 30, 2009, the registrant recognized a net loss of $4,917. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The issuer was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording, Inc.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to the Issuer and its President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving the Issuer.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Recording Corporation and have answered with affirmative defenses including but not limited to the following: the injuries and damages complained of did not occur as the result of any action on the part of the Issuer but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to the Issuer.
None

Item 2. Changes in Securities.

In May 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock at par value of $0.001.

On September 23, 2009 the Company issued 100,000 shares of restricted common stock to Island Stock Transfer for professional services valued at $8,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

On August 7, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended August 7, 2009 a going concern qualification in the registrant’s audited financial statements.

On August 27, 2009, the PCAOB revoked the registration of Moore & Associates because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB Board investigation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: December 23, 2009

/s/ Mack Steele
Mack Steele
President, Secretary and Director