Form 10-K
period 2009-12-31
STEELE RECORDING CORP
filed 2010-04-15
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [   ]

Revenues for year ended December 31, 2009:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 9, 2009 was:  $-0-

Number of shares of our common stock outstanding as of December 31, 2009 is: 12,220,000.

The Company’s Transfer Agent is Island Stock Transfer: 100 Second Avenue South, Suite 705S St. Petersburg, Florida 33701 Tel: 727-289-0010 Fax: 727-289-0069

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Steele Recording Corporation (“Company”) was incorporated in the State of Nevada on February 12, 2007. We are a developmental stage company and our principal business objective is to produce, acquire, license and distribute quality recorded music. We plan to produce and record in various music genres such as gospel, adult contemporary, reggae, top 40, blues, country, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, and various ethnic folk music recordings. Our primary focus will be urban music including hip-hop, rock and roll, rap and rhythm and blues. The Company believes, based on industry sources and census data, that this area offers significant growth and profit potential.

Steele Recording Corporation’s strategy is to produce compilation CDs containing enhanced or re-digitized master recordings from the Company’s future library, to market them directly through distributors, to contribute these compilation CDs to joint ventures involving the Company, and to license these compilation CDs to third parties for marketing and sale by unaffiliated distributors.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include the following:

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

Steele Recording Corporation is a development stage company yet to engage in significant operations.  We believed that public listing might facilitate our efforts in raising capital so as to effectuate our business plan.  Thus far we have been unsuccessful in attracting additional capital.  Without securing additional capital we are not certain that we can successfully execute our business plan.

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

Since the Company’s inception on February 12, 2007 to December 31, 2009, the Company has not generated any revenues and has incurred a cumulative net loss of $80.187.

Steele Recording Corporation currently has one officer and one director. The Company’s officer, Mack Steele, does not receive a salary.

As of December 31, 2009 Steele Recording Corporation had 12,220,000 shares of $0.001 par value common stock issued and outstanding.

Steele Recording Corporation has administrative offices located at 3504 South 5175 West, Cedar City, Utah 84720.

Steele Recording Corporation fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Mack Steele, our President, Chief Executive Officer and Director, has agreed to allocate a portion of his time to our activities without compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

Steele Recording Corporation maintains its office at 3504 South 5175 West, Cedar City, Utah 84720. The space is provided at no cost to the Company by its President and CEO.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3.  LEGAL PROCEEDINGS

The issuer was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation. The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to the Issuer and its President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving the Issuer.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Recording Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Issuer but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to the Issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2009, there were 25 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to pay dividends now or in the near future.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $80,187 through December 31, 2009. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Steele Recording Corporation (the “Company”) was incorporated in the State of Nevada on February 12, 2007.  The Company’s principal business objective is to produce, acquire, license and distribute high-quality recorded music.  The Company plans to produce such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, and various ethnic folk music recordings.  The Company’s primary focus will be on urban music, the area of the industry that includes hip-hop, rock and roll, rap and rhythm and blues.  The Company’s operations have been limited to general administrative operations and we are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Results of Operations

			(Unaudited)
			Februray 12, 2007
		Restated	(date of inception)
	For the year ended	For the year ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$-	$-

Operating expenses
General administrative	38,251	18,174	80,187
Total operating expenses	38,251	18,174	80,187
(Loss) from operations	(38,251)	(18,174)	(80,187)

Other income (expense)
Other income	-	6	6
Other expense	-	-	-
Total other income (expenses)	-	6	6
(Loss) before provision for income taxes	(38,251)	(18,168)	(80,181)

Provision for Income Taxes	-	-	-
Net (loss)	$(38,251)	$(18,168)	$(80,181)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,155,531	11,165,410

We have not had any operating income from inception (February 12, 2007) through December 31, 2009.  For the years ended December 31, 2008, and 2009 respectively, we recognized a net loss of $18,168 and $38,251. General and administrative expenses for the years ended December 31, 2008, and 2009 amounted to $18,174 and $38,251 respectively.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

Consolidated balance sheets

ASSETS	December 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$633	$4,088
Total current assets	633	4,088
Total Assets	$633	$4,088
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,370	$1,324
Advance from shareholder	43,250	21,500
Total current liabilities	49,620	22,824
Commitments and contingencies	-	-
Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,220,000 and 12,120,000 shares issued and outstanding	12,220	12,120
Additional paid-in-capital	19,480	11,580
Accumulated (deficit) during the development stage	(80,187)	(41,936)
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(48,987)	(18,736)
Total Liabilities and Stockholders' (Deficit)	$633	$4,088

As at December 31, 2008 and December 31, 2009, we had no substantive capital resources and significant negative working capital and in order to proceed with our business plan, must endeavor to identify alternative capital resources or additional capital contributions from shareholders to fund administrative and other expenses.

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

On August 27, 2009, the PCAOB revoked the registration of Moore & Associates because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a PCAOB Board investigation.

As a consequence we are obliged to re-audit and file financial statements for the year ended December 31, 2008 and have included that material in this report.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Steele Recording Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Steele Recording Corporation (A Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception on February 12, 2007 through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steele Recording Corporation (A Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception on February 12, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had a loss from operations of $38,251, an accumulated deficit of $80,187, working capital deficit of $49,987 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

STEELE RECORDING CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

STEELE RECORDING CORPORATION
(A Development Stage Company)
Consolidated balance sheets

		Restated
ASSETS	December 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$633	$4,088
Total current assets	633	4,088

Total Assets	$633	$4,088

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$6,370	$1,324
Advance from shareholder	43,250	21,500
Total current liabilities	49,620	22,824
Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,220,000 and 12,120,000 shares issued and outstanding	12,220	12,120
Additional paid-in-capital	19,480	11,580
Accumulated (deficit) during the development stage	(80,187)	(41,936)
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(48,987)	(18,736)

Total Liabilities and Stockholders' (Deficit)	$633	$4,088

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of operations

			(Unaudited)
			Februray 12, 2007
		Restated	(date of inception)
	For the year ended	For the year ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$-	$-

Operating expenses
General administrative	38,251	18,174	80,187
Total operating expenses	38,251	18,174	80,187
(Loss) from operations	(38,251)	(18,174)	(80,187)

Other income (expense)
Other income	-	6	6
Other expense	-	-	-
Total other income (expenses)	-	6	6
(Loss) before provision for income taxes	(38,251)	(18,168)	(80,181)

Provision for Income Taxes	-	-	-
Net (loss)	$(38,251)	$(18,168)	$(80,181)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	12,155,531	11,165,410

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated statements of cash flows

			(Unaudited)
			Februray 12, 2007
		Restated	(date of inception)
	For the year ended	For the year ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

Operating activities:
Net loss	$(38,251)	$(18,168)	$(80,187)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	8,000	-	13,000
Changes in operating assets and liabilities:
Increase in accounts payable	5,046	372	6,370
Net cash (used in) operating activities	(25,205)	(17,796)	(60,817)

Financing activities:
Advance from shareholder	21,750	7,500	43,250
Net proceeds from issuance of common stock	-	13,200	18,200
Net cash provided by financing activities	21,750	20,700	61,450

Net change in cash	(3,455)	2,904	633
Cash, beginning of period	4,088	1,184	-
Cash, ending of period	$633	$4,088	$633

Supplemental disclosure of cash flow information:
Interest received	$-	$6	$6
Non cash investing and financing activities:
Issuance of common stock for services	$8,000	$-	$13,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Statements of stockholders' (deficit)

			Additional	Shares		Total
	Common stock		paid-in	issued for	Accumulated	Shareholders'
	Shares	Amount	capital	receivable	(deficit)	(deficit)

Balance February 12, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash
at $0.001 per share	5,000,000	5,000	-	-	-	5,000

Common shares issued for service
at $0.001 per share	5,000,000	5,000	-	-	-	5,000

Net (loss) for the period February 12, 2007
(inception) to December 31, 2007	-	-	-	-	(23,768)	(23,768)

Balance December 31, 2007 (Restated)	10,000,000	10,000	-	-	(23,768)	(13,768)

Common shares issued for cash
at $0.01 per share	2,120,000	2,120	19,080	(500)	-	20,700

Offering related cost			(7,500)	-	-	(7,500)

Net (loss) for the year ended December 31, 2008	-	-	-	-	(18,168)	(18,168)

Balance December 31, 2008 (Restated)	12,120,000	$12,120	$11,580	$(500)	$(41,936)	$(18,736)

Common shares issued for service
at $0.01 per share	100,000	100	7,900	-	-	8,000

Net (loss) for the year ended December 31, 2009	-	-	-	-	(38,251)	(38,251)

Balance December 31, 2009	12,220,000	$12,220	$19,480	$(500)	$(80,187)	$(48,987)

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the consolidated financial statements.  The consolidated financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

Nature of business and organization
Steele Recording Corporation (the “Company”) was incorporated in the State of Nevada on February 12, 2007.  The Company’s principal business objective is to produce, acquire, license and distribute high-quality recorded music.  The Company plans to produce such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, and various ethnic folk music recordings.  The Company’s primary focus will be on urban music, the area of the industry that includes hip-hop, rock and roll, rap and rhythm and blues.  The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915.

The board of directors of Steele Recording Corporation (the “Company”) approved the organization of Steele Land Investments, LLC (“SLI”) a limited liability Company in the State of Nevada on March 3, 2009, and SLI is 100% owned subsidiary of the Company.  SLI’s principal business objective is to provide centralized management of investments and business activities.

Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been derived from the financial statements and accounting records of the Company, using the historical results of operations, and historical basis of assets and liabilities of the Company.  Management believes the assumptions underlying the consolidated financial statements are reasonable.  The consolidated financial statements include the accounts and transaction of the Company and its wholly owned subsidiary, Steele Land Investments, LLC that is currently controlled by the Company.  All inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

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

As of December 31, 2009 and 2008, there was no advertising costs incurred.

Net loss per common share
The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share”.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Fair value of financial instruments
The estimated fair values of consolidated financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash, accounts payable and advance from shareholder approximate their fair value because of their short maturities.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with FASB ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2009 and 2008.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Income taxes
The Company accounts for its income taxes in accordance with FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$80,187
Income tax rate	34%
27,264
Less valuation allowance	(27,264)
$-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards.  At December 31, 2009, the Company had approximately $80,000 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2026.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2009 is as follows:

2009

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

Newly issued pronouncements
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Newly issued pronouncements
In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Newly issued pronouncements
In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $80,187 through December 31, 2009. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Concentration of credit risk

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

This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.  On January 1, 2014, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Note 4. Property and equipment

As of December 31, 2009, the Company does not own any property and/or equipment.

Note 5. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of seventy million (900,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2009 the Company had 12,220,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On February 12, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Marlon Mack Steele Jr., the Company’s president/ shareholder for services provided.

On February 12, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Marlon Mack Steele Jr., the Company’s president/ shareholder for equity investment.

The Company initiated a Private Placement in July 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.  As of December 31, 2008, 2,120,000 shares of common stock subscriptions have been received from 23 investors, raising $13,200 in proceeds, net of $7,500 of offering costs and $500 of shares issued for receivable.

In May 2009, the Company amended its articles of incorporation to increase the amount of authorized capital to 900,000,000 shares of common stock and 5,000,000 shares of preferred stock at par value of $0.001.

On September 23, 2009 the Company issued 100,000 shares of restricted shares of the Company’s common stock to Island Stock Transfer for professional services valued at $8,000.

Note 6.  Related party transactions

Advance from president/ shareholder were approximately $43,000 and $21,000 as of December 31, 2009 and 2008, respectively.

Note 7.  Litigation

The issuer was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to the Issuer and its President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving the Issuer.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Recording Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Issuer but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to the Issuer.

Note 8.  Restatement

The Company has restated its previously issued December 31, 2008, financial statements for matters related to the following previously reported item: the Company had revised the general and administrative expenses for the years ended December 31, 2008 and for the period from Inception (February 12, 2007) through December 31, 2007 to reflect the account payable balance and additional paid in capital, which consequently resulted in $1872 increase, and $952 increase in net loss for the years ended December 31, 2008 and  for the period from Inception (February 12, 2007) through December 31, 2007, respectively.  The financial statements for the years ended December 31, 2008 and 2007 have been restated to reflect the corrections in accordance with FASB ASC 250 (formerly SFAS No. 154, "Accounting Change and Error Correction”).

Note 9.  Subsequent events

None. The Company has evaluated subsequent events through April 13, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

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

On August 27, 2009, the PCAOB revoked the registration of Moore & Associates because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a PCAOB Board investigation.

As a consequence we are obliged to re-audit and file financial statements for the year ended December 31, 2008 and have included that material in this report.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2010.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The directors and officers as of December 31, 2009, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held	Dates Served
Mack Steele	41	President/CEO/Director	Inception - Present
Cody Bulloch(1)	40	Director	January 14, 2009-Present

(1) In order for the Company to secure DTC eligibility, we were required to appoint another borad member.  The Board, consistent with the provisions of Article II Section 2.06, by unanimous vote, nominated and appointed, Cody Bulloch, to fill a vacancy until the next annual meeting of stockholders or until a successor shall have been duly elected and qualified.  Effective as of January 14, 2010, Mr. Bulloch, shall serve as a member of the Board of the Company until the next annual meeting of stockholders or until a successor shall have been duly elected and qualified.

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

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

CERTAIN LEGAL PROCEEDINGS

Except for the following, no director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

The issuer was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to the Issuer and its President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving the Issuer.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Recording Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of the Issuer but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to the Issuer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, our officers and directors have not filed their respective Form 5 filing(s) for the year ended December 31, 2009 though we expect to effectuate said filing(s) concurrent with or immediately subsequent to this filing.

ITEM 11.   EXECUTIVE COMPENSATION
Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as we commence operations.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Mack Steele	President	None	None	None
Cody Bulloch	Director	None	None	None

Options Grants Since Inception Until The Date Of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises Since Inception Until The Date Of This Filing

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this filing.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and Address of Certain Beneficial Owners(1)	Amount of Beneficial Ownership	Percentage of Class
Common	Mack Steele	10,000,000	81.83%
Common	Officers and Directors as a Group	10,000,000	81.83%

(1)
Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(2)	Based on 12, 220,000 Shares issued and outstanding as of the date of this filing.

(3)	The address for Mack Steele is 3504 South 5175 West, Cedar City, Utah 84720.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Conflict of Interest

Mack Steele and Cody Bulloch are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between Steele Recording Corporation and his other business interests.

On February 12, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Marlon Mack Steele Jr., the Company’s president/ shareholder for services provided.

On February 12, 2007 the Company issued 5,000,000 shares of common stock at $0.001 par value to Marlon Mack Steele Jr., the Company’s president/ shareholder for equity investment.

The Company initiated a Private Placement in July 2007 for the sale of 3,000,000 shares of common stock to investors at $0.01 per share.  As of December 31, 2008, 2,120,000 shares of common stock subscriptions were been received from 23 investors, raising $12,200 in proceeds, net of $9,000 of offering costs.  There are now 2, 220,000 shares issued and outstanding as of December 31, 2009.

On September 23, 2009 the Company issued 100,000 shares of restricted shares of the Company’s common stock to Island Stock Transfer for professional services valued at $8,000.

Steele Recording Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

Advance from president/ shareholder were approximately $43,000 and $21,000 as of December 31, 2009 and 2008, respectively.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit Fees (1)	$6,000	$7,750
Tax Fees (2)	$175	$175
Tax Compliance Services	$0	$0
All Other Fees (3)	$0	$0

(1)
Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.  These also include the costs associated with re-auditing our financial statements for the year ended December 31, 2008.

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

1	Financial statements; see index to financial statements and schedules in Item 8 herein.
2	Financial statement schedules; see index to financial statements and schedules in Item 8 herein.
3.1(a)	Articles of Incorporation of Steele Recording Corporation
3.2(a)	Bylaws of Steele Recording Corporation
23.1	Consent of Seale and Beers, CPAs, independent registered public accounting firm (filed herewith).
31.1	Certification of Chief Executive Mack Steele, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Mack Steele, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer, Mack Steele, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer, Mack Steele, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to our Registration Statement on Form SB-2, filed on June 22, 2007 (File No. 333-14397)

urrent Report(s)

8-K/A	Current report, items 4.01 and 9.01 Acc-no: 0001393905-09-000398 (34 Act)	2009-09-10	000-53474 091062431
8-K	Current report, items 4.01 and 9.01 Acc-no: 0001350071-09-000134 (34 Act)	2009-08-12	000-53474 091005159

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

By: / s / Mack Steele
Mack Steele President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / MACK STEELE Mack Steele	President and Chief Executive Officer Chief Financial Officer (Principal Executive Officer)	April 15, 2010