Form 10-Q
period 2010-03-31
STEELE RECORDING CORP
filed 2010-05-17
CIK 1404280

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010:  12,220,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STEELE RECORDING CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2010 and December 31, 2009;
F-2	Statements of Operations for the three months ended March 31, 2010, the three months ended March 31, 2009, and for the Period from Inception (February 12, 2007) to March 31, 2010;
F-3	Statements of Cash Flows for the three months ended March 31, 2010, the three months ended March 31, 2009 and for the Period from Inception (February 12, 2007) to March 31, 2010;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

STEELE RECORDING CORPORATION
(A Development Stage Company)

Consolidated balance sheets

ASSETS	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$462	$633
Total current assets	462	633

Total Assets	$462	$633

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$7,534	$6,370
Advance from shareholder	53,611	43,250
Total current liabilities	$61,145	$49,620

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 900,000,000 shares authorized;
12,220,000 and 12,220,000 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	12,220	12,220
Additional paid-in-capital	19,480	19,480
Accumulated (deficit) during the development stage	(91,883)	(80,187)
Less: Stock issued for receivable	(500)	(500)
Total stockholders' (deficit)	(60,683)	(48,987)

Total Liabilities and Stockholders' (Deficit)	$462	$633

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)
Consolidated statements of operations

			(Unaudited)
	(Unaudited)	(Unaudited)	February 12, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010
Revenues	$-	$-	$-

Operating expenses
General administrative	11,696	6,949	91,889
Total operating expenses	11,696	6,949	91,889

(Loss) from operations	(11,696)	(6,949)	(91,889)

Other income (expense)
Other income	-	-	6
Other expense	-	-	-
Total other income (expenses)	-	-	6

(Loss) before provision for income taxes	(11,696)	(6,949)	(91,883)

Provision for Income Taxes	-	-	-

Net (loss)	$(11,696)	$(6,949)	$(91,883)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,222,000	12,220,000

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(A Development Stage Company)
Consolidated statements of cash flows

			(Unaudited)
	(Unaudited)	(Unaudited)	February 12, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Operating activities:
Net loss	$(11,696)	$(6,949)	$(91,883)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	13,000
Changes in operating assets and liabilities:
Increase in accounts payable & accrued expense	1,164	2,500	7,534
Net cash (used in) operating activities	(10,532)	(4,449)	(71,349)

Financing activities:
Advance from shareholder	10,361	4,100	53,611
Net proceeds from issuance of common stock	-	-	18,200
Net cash provided by financing activities	10,361	4,100	71,811

Net change in cash	(171)	(349)	462
Cash, beginning of period	633	4,088	-
Cash, ending of period	$462	$3,739	$462

Supplemental disclosure of cash flow information:
Interest received	$-	$-	$6
Non cash investing and financing activities:
Issuance of common stock for services	$-	$-	$13,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NATURE OF BUSINESS AND ORGANIZATION

The board of directors of Steele Recording Corporation (the “Company”) approved the organization of Steele Land Investments, LLC (“SLI”) a limited liability Company in the State of Nevada on March 3, 2009, and SLI is 100% owned subsidiary of the Company.  SLI’s principal business objective is to provide centralized management of investments and business activities. SLI’s operations have been limited to general administrative operations and are considered a development stage company as defined by FASB ASC Topic 915.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $91,883 through March 31, 2010. It has not commenced its operations, and is in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, Marlon Mack Steele Jr., a shareholder advanced $10,361 and $4,100, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2010 and December 31, 2009, the balance of these amounts was $53,611 and $43,250, respectively.

NOTE 6. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 14, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $91,883 through March 31, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Steele Recording Corporation (the “Company”) was incorporated in the State of Nevada on February 12, 2007.  The Company’s principal business objective is to produce, acquire, license and distribute high-quality recorded music. The Company planned to produce such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, and various ethnic folk music recordings. The Company’s primary focus will be on urban music, the area of the industry that includes hip-hop, rock and roll, rap and rhythm and blues.  The Company’s operations have been limited to general administrative operations and we are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.  In order to proceed in the execution of our business we must secure additional capital.  Since listing we have been unable to attract substantive funding.

Results of Operation

We have not had any operating income from inception (February 12, 2007) through March 31, 2010.  For To date, we have recognized a net loss of $91,883.

General and administrative expenses were as follows:

	(Unaudited) For the three months ended March 31, 2010	(Unaudited) For the three months ended March 31, 2009	(Unaudited) February 12, 2007 (date of inception) through March 31, 2010
General administrative	11,696	6,949	91,889
Total operating expenses	11,696	6,949	91,889
(Loss) from operations	(11,696)	(6,949)	(91,883)

Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

ASSETS	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$462	$633
Total current assets	462	633

Total Assets	$462	$633

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$7,534	$6,370
Advance from shareholder	53,611	43,250
Total current liabilities	$61,145	$49,620

Commitments and contingencies	-	-

At March 31, 2010 we had no substantive capital resources and significant negative working capital and in order to proceed with our business plan, must endeavor to identify alternative capital resources or additional capital contributions from shareholders to fund administrative and other expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

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

We have assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the relevant period for this report the Company has not sold any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RECORDING CORPORATION

Date: May 17, 2010

/s/ Mack Steele
Mack Steele
President, Secretary, CFO and Director