Form 10-Q
period 2010-06-30
STEELE RECORDING CORP
filed 2010-08-12
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       333-143970

STEELE RECORDING CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2101 Arrowhead Drive, Suite 101 Carson City, Nevada	89706
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(530) 672-6225

3504 South 5175 West
Cedar City, Utah 84720
(Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares of the issuer’s common stock outstanding as of August 6, 2010 was 95,555,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

STEELE RECORDING CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 9, 2010
	(Unaudited)
ASSETS

Current Assets

Cash	$85,191	$3,788
Total Current Assets	85,191	3,788

Total Assets	$85,191	$3,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$72,258	$47,680
Accrued expenses	37,693	9,700
Notes payable	100,000	-
Total Current Liabilities	209,951	57,380

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Stockholders’ deficit:
Preferred stock, par value $.001
5,000,000 shares authorized,
-0- and -0- shares issued and outstanding,
respectively	-	-
Common stock, par value $.001,
900,000,000 shares authorized,
95,500,000 and 57,300,000 shares
issued and outstanding, respectively	9,550	6
Additional paid-in capital	24,220	14,994
Accumulated deficit during exploration stage	(158,530)	(68,592)
Total Stockholders’ Deficit	(124,760)	(53,592)

Total Liabilities and Stockholders’ Deficit	$85,191	$3,788

*Number of shares outstanding at June 30, 2010 and June 9, 2010 have been adjusted to reflect a 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 27, 2010 (INCEPTION) THROUGH JUNE 30, 2010
(UNAUDITED)

May 27, 2010 (Inception) Through June 30, 2010
(unaudited)

Revenue	$-

Operating expenses:

Exploration costs	58,892
General and administrative	36,329
Professional fees	63,227
Total operating expense	158,448

Loss from operations	(158,448)

Other income (expense)

Interest expense	(82)

Net loss	$(158,530)

Net loss per share, basic and diluted	$-

Weighted average common shares outstanding	58,423,529

* The calculation of net loss per share, basic and diluted and the weighted average shares outstanding have been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 (INCEPTION) THROUGH JUNE 30, 2010

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number *	$

Balance, May 27, 2010	-	-	-	-	-

Issuance of shares for cash	57,300,000	$5,730	$9,270		$15,000

Recapitalization due to
reverse merger with Steele
Resource, Inc.	38,200,000	3,820	14,950		18,770
Net loss				(158,530)	(158,530)

Balance June 30, 2010	95,500,000	$9,550	$24,220	$(158,530)	$(124,760)

* The share amounts above have been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MAY 27, 2010 (INCEPTION) THROUGH JUNE 30, 2010
(UNAUDITED)

May 27, 2010 (Inception) Through June 30, 2010
(unaudited)

CASH FROM OPERATING ACTIVITIES:

Net loss	$(158,530)
Adjustments to reconcile net loss to net
cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	71,828
Accrued expenses	37,693

NET CASH USED IN OPERATING ACTIVITIES	(49,009)

CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,000
Cash acquired in reverse merger with Steele Recording Corporation	19,200
Proceeds from issuance of notes payable	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,200

NET INCREASE IN CASH	85,191

CASH, BEGINNING	-

CASH, ENDING	$85,191

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for :
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

STEELE RECORDING CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity

On June 17, 2010, Steele Recording Corporation (“SRC”) entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resource, Inc. (“Steele Resource” or “SRI”) (collectively “the Company”) and certain stockholders of Steele Resource, Inc. (the “Reorganization”). Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of SRI, a Nevada Corporation, in exchange for 57,300,000 shares (as adjusted to reflect the 10 for 1 forward split that occurred on July 1, 2010) of common stock of SRC. As a result of the Reorganization, SRI became a wholly-owned subsidiary of SRC and the four former stockholders of SRI now own, in the aggregate, approximately 60% of SRC’s outstanding common stock. In conjunction with this Reorganization, one previous officer and Director of SRC resigned and the Board appointed new officers and Directors.

Although from a legal perspective, SRC acquired Steele Resource, Inc., from an accounting perspective, the transaction is viewed as a recapitalization of Steele Resource accompanied by the equivalent of an issuance of stock by Steele Resource for the net assets of SRC.  This is because SRC did not have operations immediately prior to the merger and, following the merger, Steele Resource is the operating company.

Steele Resource, Inc. was incorporated on May 27, 2010 as an exploration and mining company which will focus on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States and Nevada in particular. The initial business strategy is to service the niche market between speculative exploration and large scale production.

Basis of Presentation and Consolidation

On June 17, 2010, SRC entered into and consummated a Plan and Agreement of Reorganization with Steele Resource, Inc. a private Nevada corporation, that resulted in SRI becoming a wholly-owned subsidiary of SRC and SRC's new operating business. As a result, SRC's (the legal acquirer) consolidated financial statements will, in substance, be those of SRI (the accounting acquirer), with the assets , liabilities,  revenues and expenses of SRC being included effective from the date of the closing of the Reorganization.  Given these circumstances, the transaction is accounted for as a capital transaction rather than as a business combination.  That is, the transaction is equivalent to the issuance of stock of Steele Resource for the net assets of Steele Recording accompanied by a recapitalization.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Basis of Presentation and Consolidation (continued)

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for the period from May 27, 2010 (inception) through June 30, 2010 presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with SRI’s audited financial statements and notes thereto included in SRC’s 8-K filed on June 21, 2010.  The results of operations for the period from May 27, 2010 (inception) through June 30, 2010 are not necessarily indicative of the operating results for the full year.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $158,530 from May 27, 2010 (inception) through June 30, 2010 and had a working capital deficiency of $120,760 as of June 30, 2010.  In addition, the Company has not yet generated revenue in conjunction with its business plan.  In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments, the issuance of debt instruments or the commencement of profitable revenue generating activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Because of our net loss and our negative working capital position, our independent auditors, in their report on our financial statements as of and for the period from May 27, 2010  (inception) through June 9, 2010 expressed substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings as appropriate. In assessing a need for a valuation allowance, we look to the future reversal of existing taxable temporary differences and estimated future taxable income.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. No stock based compensation has been granted to date.

NOTE 3.  PROPERTIES

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allows SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. Pursuant to an agreement with Riggs and Allen Mineral Development LLC, which performed the property staking, SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.

NOTE 4.  NOTES PAYABLE

On  June 24,  2010, the Company issued three promissory notes payable for a total of $100,000.  The notes bear simple interest at an annual rate of 5% and the principal and accrued interest are payable on June 23, 2011.  Upon the occurrence of an event of default, which shall include voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing hereunder shall, automatically, be immediately due,  payable and collectible by the lenders pursuant to applicable law.  As of June 30, 2010, interest payable on these notes totaled $82.

NOTE 5.  INCOME TAXES

The Company is expected to have net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. The Company is currently analyzing the amount of loss carryforwards that will be available to reduce future taxable income.  The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of its realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

The Company has adopted Financial Accounting Standards Board (“FASB”)  ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $0 for the period from May 27, 2010 through June 30, 2010.   The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal Matters

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Recording Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  A former officer of SRC has indemnified the Company from any eventual costs or loss from this lawsuit.

Contractual Matters

On June 9, 2010, SRI entered into an agreement with Riggs and Allen Mineral Development LLC, which performed services relating to property staking at the Comstock-Tyler project. SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.  Continued use of the land owned by the BLM (see Note 3) will require annual payments by the Company to the BLM.

NOTE 6.  COMMITMENTS AND CONTINGENCIES (continued)

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution.  The accounts are insured by the Federal Deposit Insurance Corporation.  These accounts may, at times, exceed federally insured limits.

NOTE 7.  COMMON STOCK

In June 2010, SRI issued 5,730 shares of common stock for $15,000. Immediately prior to the Reorganization on June 17, 2010, SRC had 12,320,000 shares of common stock outstanding. Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of SRI in exchange for 5,730,000 shares of common stock.  In conjunction with the Reorganization, a shareholder of SRC cancelled 8,500,000 shares of his common stock.  These share numbers do not reflect the 10 to 1 forward stock split that occurred on July 1, 2010.

NOTE 8.  RELATED PARTY TRANSACTION

During June 2010, expenses of approximately $16,000, which are included in general and administrative expenses, were paid on behalf of SRC by an entity which is controlled by the Company’s CEO.  These advances are included in accrued expenses.

NOTE 9.  SUBSEQUENT EVENTS

Common Stock Split

On July 1, 2010, the Company effected a 10 for 1 forward common stock split.

Letters of Intent

On July 1, 2010, SRI entered into a Letter of Intent with Riggs and Allen Mineral Development LLC (Riggs) in which Riggs has agreed to stake and register 148 mineral claims totaling approximately 2,960 acres contiguous to SRI’s existing Comstock-Tyler project. The staking of the claims at the property has been completed and the claims will be filed with the BLM on September 1, 2010. Upon completion of the BLM registration, SRI will execute a final purchase agreement.

On July 22, 2010, SRI entered into a Letter of Intent to purchase Nevada Mine Properties II, Inc., an exploration company with nine properties located in Nevada and Idaho.  The Company is currently evaluating the due diligence information on this acquisition.

Change in Officers and Director

On July 9, 2010 Peter Kristensen resigned as the President and CEO of SRC and A. Scott Dockter, a former consultant to the Company, was appointed as President and CEO.

On July 9, 2010 A. Scott Dockter was appointed to the Board of Directors as Chairman of Board for the Company. Mr. Dockter brings 30 years of experience in mining and excavation projects and has an intimate familiarity with all facets of moving projects from grass roots mineral exploration to production.

NOTE 9.  SUBSEQUENT EVENTS

Name Change

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like Steele Recording “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from Steele Recording's expressed expectations because of risks and uncertainties about the future.  Steele Recording does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of Steele Recording’s business are discussed throughout this Form 10-Q and should be considered carefully.

Plan of Operation

On June 17, 2010 we entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resource, Inc. and certain stockholders of Steele Resource, Inc. (the “Reorganization”). Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of Steele Resource, Inc., a Nevada Corporation (“SRI”) in exchange for 57,300,000 (post split) shares of the common stock of the Company.  This transaction has been accounted for as a reverse acquisition in a public shell.

As a result of the Reorganization, SRI became a wholly-owned subsidiary of SRC and the acquired business operations of SRI have become the Company’s primary business activity. SRC will not pursue its previous business of producing, acquiring, licensing and distribution of recorded music.

Steele Resource, Inc. was incorporated in the state of Nevada on May 27, 2010 as an exploration and mining company which will focus on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States and Nevada in particular. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lies between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having multimillion ounce gold mineral reserves. Within this niche market, SRI believes there are a large number of projects in Nevada and other parts of the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

SRI’s business plan will be to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and development feasibility, SRI will seek to identify those exploration properties which offer the best potential for producing significant gold and silver reserves and offers favorable conditions for the efficient development of the property to reach a production stage.

Once suitable projects are identified, SRI will conduct exploration drilling, prepare feasibility studies, create mine modeling, and perform on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

SRI will provide its mine development services in one of two ways. The first way is for SRI to acquire part or all of the mineral rights to a designated property and perform the services listed above. SRI would fund the property development itself and would own all or a substantial portion of the gold production, if any, which might be realized from that particular property, with a royalty paid to the property owner or the mineral rights assignor. This approach would typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

The second approach will be to contract with the property owner or mineral rights holder to provide the services listed above on a contract fee basis which would include a percentage royalty paid to SRI on any gold production which is actually achieved. This approach would have SRI acting in the nature of a general contractor.  SRI would prepare the same type of comprehensive mining development plan as described above and assemble the necessary service providers to carry out the plan.

Suitable projects will have the following characteristics:

·	properties located near existing mineral zones initially focusing in Nevada;
·	properties having a considerable amount of exploration completed; and
·	properties not of sufficient size for the major mining companies to advance themselves.

Exploration Projects

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allows SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. Pursuant to an agreement with Riggs and Allen Mineral Development LLC, which performed the property staking, SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.

Comstock-Tyler Expansion

Subsequent to the end of the quarter, on July 1, 2010 SRI entered into a letter of Intent with Riggs and Allen Mineral Development LLC (R&A) in which R&A has agreed to stake and register 148 mineral claims totaling approximately 2,960 acres contiguous to SRI’s existing Comstock-Tyler project. The staking of the claims at the property has been completed and the claims will be filed with the BLM on September 1, 2010. Upon completion of the BLM registration, SRI will execute a final purchase agreement.

Nevada Mine Properties II, Inc.

On July 22, 2010, SRI entered into a Letter of Intent to purchase Nevada Mine Properties II, Inc, an exploration company with nine properties located in Nevada and Idaho.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

At June 30, 2010, our cash balance was approximately $85,000.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the development stage and have not yet begun to earn revenues.    Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings as appropriate. In assessing a need for a valuation allowance, we look to the future reversal of existing taxable temporary differences and estimated future taxable income.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Steele Recording Corporation that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We do not believe the Plaintiff will prevail as to her claims regarding SRC and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  A former officer of SRC has indemnified the Company from any eventual costs or loss from this lawsuit.

ITEM 1A.  RISK FACTORS

SRI is a new company with no operating history which makes the evaluation of its future business prospects difficult.

The Company has only recently changed its business to focus on the natural resource sector which new business will be carried out primarily by its wholly-owned subsidiary, SRI. SRI is a development stage company which only recently was formed and commenced its business. Consequently, it has no operating history and an unproven business strategy. SRI’s primary activities to date have been the design of its business plan and identifying potential advanced stage gold exploration projects which fit SRI’s project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. SRI has not generated any revenues to date. The Company’s success is dependent upon the successful identification and development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing exploration stage projects into production; the amount of gold reserves identified and the market price of gold and other metals. These conditions may have a material adverse effect upon SRI’s and the Company’s business operating results and financial condition.

As a new company, SRI is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s recent change of business and SRI’s lack of operating history and the introduction of its mining development strategy, SRI’s ability to accurately forecast its revenues is very difficult.  Future variables include the market for precious metals and the availability of suitable advanced stage exploration projects.  To the extent we are unsuccessful in establishing our business strategy and increasing our revenues through our subsidiary, SRI, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

SRI expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent SRI from achieving profitability.

As SRI’s business grows and expands, it will spend substantial capital and other resources on developing its exploration projects, establishing strategic relationships and operating infrastructure.  SRI expects its cost of revenues, property development, general and administrative expenses, to continue to increase.  If revenues do not increase to correspond with these expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

We will need to raise funds through debt or equity financings in the future, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out exploration programs or to make acquisitions.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the Company.  Such additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock and would have to be repaid from future cash flow.

Our business will depend on certain key SRI personnel, the loss of whom would adversely affect our chances of success.

SRI’s success depends to a significant extent upon the continued service of its senior management and key executives.  We do not have “key person” life insurance policies on or any employment agreement with any of our officers or other employees.  The loss of the services of any of the key members of senior management, other key personnel or consultants, or our inability to retain high quality subcontractor and mining personnel may have a material adverse effect on our business and operating results.

SRI stockholders will be able to control the Company.

As a result of the Reorganization, the initial stockholders of SRI were issued common stock of the Company representing 60% of the Company’s outstanding common stock.  Accordingly, Scott Dockter and other former SRI stockholders will have the ability to control the affairs of the Company for the foreseeable future.

If the Company fails to raise additional capital to fund its business growth and project development, the Company’s new business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to explore our mining properties.  The Company will attempt to raise such capital through the issuance of stock or incurring debt. However, there is no assurance that the Company will be successful in raising sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us.  If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, develop or enhance its properties or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a limited public market for our common stock, but we can give no assurance that there will always be such a market.  Only a limited number of shares of our common stock are actively traded in the public market and we cannot give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices.  An investor may find it difficult or impossible to sell shares of our common stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price.  In addition, the shares of our common stock are not eligible as a margin security and lending institutions may not accept our common stock as collateral for a loan.

A decline in the price of gold and other resources will adversely affect our chances of success.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices are close to historic highs closing at $1,207 per ounce on July 15, 2010 as reported on the S&P 500 NASDAQ. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

We have not yet identified all properties that we intend to develop.

SRI has, to date, identified and acquired an interest or signed a Letter-of-Intent in three groups of exploration projects. We, through our wholly-owned subsidiary, SRI, will continue to seek and identify additional suitable potential mineral resources which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase option agreements that require the payment of option payments, rent, minimum development expenditures or other installment fees or specified expenditures. If we fail to make these payments when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights.

Some contracts with respect to mineral rights we may acquire may require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we may be required in certain instances to pay for government permitting or posting reclamation bonds in order to maintain or utilize our mineral rights in such properties. Because our ability to make some of these payments is likely to depend on our ability to generate internal cash flow or obtain external financing, we may not have the funds necessary to meet these development/production schedules by the required dates.

Gold exploration is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Success in gold or other mineral exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it and availability of exploration capital. The exploration process can be long and costly. Due to these and other factors, the probability of our identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the projects considered will not contain any commercially viable reserves. Consequently, substantial funds may be spent on project evaluation which may identify only a few, if any, projects having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects being considered are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to Nevada properties. However, there can be no assurance that our compliance review could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse affect on our ability to establish and sustain mining operations.

Gold mining has a number of risks.

The business of gold and silver mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. While we will attempt to secure insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We may not obtain certain types of liability insurance on our projects because such coverage is not considered by management to be cost effective. If any project lacks insurance coverage, any losses would have to be absorbed by the Company or other participants which could have a significant adverse impact on the Company’s operations and revenues.

The Auditor’s Report states there is substantial uncertainty about the ability of SRC or SRI to continue its operations as a going concern.

In their audit report dated April 15, 2010 included in SRC’s Form 10-K filed with the SEC on April 15, 2010, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the audit report dated June 16, 2010 relating to SRI also contains a “going concern” caveat as to its ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future, we may be forced to delay the implementation of our business plans.

Management may be unable to implement its business strategy.

The Company’s business strategy is to service the niche market between speculative exploration and large scale production, the latter of which is dominated by industry majors. SRI plans to identify and develop smaller exploration projects that have already been established as project worthy. There is no assurance that we will be able to identify and provide our services to such “project worthy” properties. In addition, even if we find and develop such project worthy properties, the time and cost of development may exceed our expectations or, when developed, the amount of gold or other precious metals recovered may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

As a result of the Reorganization discussed above, SRC issued 5,730,000 shares of its common stock in exchange for all of the issued and outstanding stock of SRI. The shares issued in the Reorganization were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act. The exchange involved four stockholders of SRI (“Investors”). Each Investor represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the Investors had access to information about SRC’s business and financial condition and was deemed capable of protecting his own interests. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates will bear a legend limiting the resale thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

On June 17, 2010 Steele Recording Corporation entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resource, Inc. and certain stockholders of Steele Resource, Inc. (the “Reorganization”). Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of Steele Resource, Inc., a Nevada Corporation in exchange for 5,730,000 shares of the common stock of SRC. As a result of the Reorganization, SRI became a wholly-owned subsidiary of the Company and the four former stockholders of SRI now own, in the aggregate, approximately 60% of the Company’s outstanding common stock. Although from a legal perspective, SRC acquired Steele Resource, from an accounting perspective, the transaction is viewed as a recapitalization of Steele Resource accompanied by the equivalent of an issuance of stock of Steele Resource for the net assets of SRC.  In conjunction with this Reorganization, Mack Steele, previous officer and Director of SRC, resigned anthe Board appointed Pauline Schneider as a Director and new CFO and David McClelland as a Director.

As a result of the Reorganization, SRC acquired the business operations of SRI which became the Company’s primary business activity. SRI is an exploration and mining company which will focus on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States and Nevada in particular. The initial business strategy is to service the niche market between speculative exploration and large scale production. As a result of the Reorganization, SRC will not pursue its previous business of producing, acquiring, licensing and distribution of recorded music.

Subsequent to the end of the quarter, on July 9, 2010, Peter Kristensen resigned as the President and CEO of SRC and A. Scott Dockter, a former consultant to the Company, was appointed as President and CEO. In addition Mr. Dockter was appointed to the Board of Directors as Chairman of the Board for the Company. Mr. Dockter brings 30 years of experience in mining and excavation projects and has an intimate familiarity with all facets of moving projects from grass roots mineral exploration to production.

On July 1, 2010, SRC effected a 10 for 1 common stock split.

ITEM 6.  EXHIBITS

(a)  The following documents are filed as exhibits to this report:

Exhibits

31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2010	STEELE RECORDING CORPORATION

/s/ A. Scott Dockter
Chief Executive Officer

Dated: August 12, 2010
/s/ Pauline Schneider
Chief Financial Officer