Form 10-Q
period 2010-09-30
STEELE RESOURCES CORP
filed 2010-11-15
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 333-143970

STEELE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3081 Alhambra Drive, Suite 208	95682
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(530) 672-6225

2101 Arrowhead Drive, Suite 101
Carson City, Nevada 89706
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

The number of shares of the issuer’s common stock outstanding as of November 3, 2010 was 100,383,334.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 9, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$4,072	$3,788
Prepaid expenses	19,248	-
Prepaid expense – related party	26,996	-
Total Current Assets	50,316	3,788

Fixed assets	30,185	-
Accumulated depreciation	(389)	-
Total Fixed Assets	29,796	-

Total Assets	$80,112	$3,788

LIABIITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$69,719	$47,680
Accrued expenses	101,322	9,700
Notes payable – related parties	27,848	-
Notes payable	100,000	-
Total Current Liabilities	298,889	57,380
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- and -0- shares issued and outstanding,
respectively	-	-
Common stock, par value $0.001,
900,000,000 shares authorized,
97,383,334 and 57,300,000* shares
issued and outstanding, respectively	11,433	6
Additional paid-in capital	289,337	14,994
Accumulated deficit during exploration stage	(519,547)	(68,592)
Total Stockholders’ Deficit	(218,777)	(53,592)
Total Liabilities and Stockholders’ Deficit	$80,112	$3,788

*Number of shares outstanding at June 9, 2010 has been adjusted to reflect a 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30, 2010	May 27, 2010 (Inception) Through September 30, 2010

Revenue	$-	$-

Operating expenses:

Exploration costs	75,000	133,892
General and administrative	231,919	268,248
Professional fees	52,838	116,065
Total operating expense	359,757	518,205

Loss from operations	(359,757)	(518,205)

Other income (expense)

Interest expense	(1,260)	(1,342)

Net loss	$(361,017)	$(519,547)

Net loss per share, basic and diluted *	$(0.00)	$(0.01)

Weighted average common shares outstanding *	95,998,588	85,859,286

* The calculation of net loss per share, basic and diluted and the weighted average shares outstanding for the period May 27, 2010 through September 30, 2010 has been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number *	$			$

Balance, May 27, 2010	-	-	-	-	-

Issuance of shares for cash	57,300,000	$5,730	$9,270	$-	$15,000

Recapitalization due to
reverse merger with Steele
Resources, Inc.	38,200,000	3,820	14,950	-	18,770
Net loss for the period May 27, through June 30, 2010				(158,530)	(158,530)

Balance, June 30, 2010	95,500,000	9,550	24,220	(158,530)	$(124,760)

Issuance of shares for cash	1,353,334	1,353	160,647	-	162,000
Shares issued for exploration costs	530,000	530	104,470	-	105,000
Net loss for quarter ended September 30, 2010				(361,017)	(361,017)
Balance, September 30, 2010	97,383,334	$11,433	$289,337	$(519,547)	$(218,777)

* The share amounts as of and before June 30, 2010 have been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MAY 27, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

Cash from Operating Activities:

Net loss	$(519,547)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	389
Shares issued for exploration costs	105,000
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(46,244)
Increase in accounts payable	69,290
Increase in accrued expenses	78,136

NET CASH USED IN OPERATING ACTIVITIES	(312,976)

Cash From Financing Activities:

Proceeds from issuance of common stock	177,000
Cash acquired in reverse merger with Steele Resources Corporation	19,200
Proceeds from issuance of notes payable – related party	20,848
Proceeds from issuance of notes payable	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,048

NET INCREASE IN CASH	4,072

CASH, BEGINNING	-

CASH, ENDING	$4,072

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for :
Interest	$-
Income taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company acquired $30,185 of property and equipment through the issuance of a note payable and accrual of cost during the period from May 27, 2010 (Inception) through September 30, 2010

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

Note 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business Activity

On June 17, 2010, Steele Resources Corporation (F/K/A Steele Recording Corporation)(“SRC”) entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resources, Inc. (“Steele Resources” or “SRI”) (collectively “the Company”) and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of SRI, a Nevada Corporation, in exchange for 57,300,000 shares (as adjusted to reflect the 10 for 1 forward split that occurred on July 1, 2010) of common stock of SRC. As a result of the Reorganization, SRI became a wholly-owned subsidiary of SRC and the four former stockholders of SRI, at the time of the merger, owned in the aggregate, approximately 60% of SRC’s outstanding common stock. In conjunction with this Reorganization, one previous officer and Director of SRC resigned and the Board appointed new officers and Directors.

Although from a legal perspective, SRC acquired Steele Resources, Inc., from an accounting perspective, the transaction is viewed as a recapitalization of SRI accompanied by the equivalent of an issuance of stock by SRI for the net assets of SRC.  This is because SRC did not have operations immediately prior to the merger and, following the merger, SRI is the operating company.

Steele Resources, Inc. was incorporated on May 27, 2010 as an exploration and mining company to focus on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States. The initial business strategy is to service the niche market between speculative exploration and large scale production.

Basis of Presentation and Consolidation

On June 17, 2010, SRC entered into and consummated a Plan and Agreement of Reorganization with Steele Resources, Inc. a private Nevada corporation, that resulted in SRI becoming a wholly-owned subsidiary of SRC and SRC's new operating business. As a result, SRC's (the legal acquirer) consolidated financial statements will, in substance, be those of SRI (the accounting acquirer), with the assets, liabilities,  revenues and expenses of SRC being included effective from the date of the closing of the Reorganization.  Given these circumstances, the transaction is accounted for as a capital transaction rather than as a business combination.  That is, the transaction is equivalent to the issuance of stock of Steele Resources, Inc. for the net assets of Steele Resources Corporation accompanied by a recapitalization.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

Note 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Basis of Presentation and Consolidation (continued)

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for the period from May 27, 2010 (inception) through September 30, 2010 presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with SRI’s audited financial statements and notes thereto included in SRC’s 8-K filed on June 21, 2010.  The results of operations for the period from May 27, 2010 (inception) through September 30, 2010 are not necessarily indicative of the operating results for the full year.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $518,205 from May 27, 2010 (inception) through September 30, 2010 and had a working capital deficiency of $248,573 as of September 30, 2010.  In addition, the Company has not yet generated revenue in conjunction with its business plan.  In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments, the issuance of debt instruments or the commencement of profitable revenue generating activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Because of our net loss and our negative working capital position, our independent auditors, in their report on our financial statements as of and for the period from May 27, 2010  (inception) through June 9, 2010, expressed substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions (continued)

extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

NOTE 3.  PROPERTIES

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allow SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. Pursuant to an agreement with Riggs and Allen Mineral Development LLC, which performed the property staking, SRI paid a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.

Fairview Hunter

On September 24, 2010 SRI entered into an Asset Purchase Agreement with an entity controlled by the Company’s CEO,  pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). The property is comprised of 115 mineral claims covering approximately 2,300 acres located 30 miles southeast of Fallon, Nevada. The Company issued 500,000 shares of restricted common stock for this agreement, valued at $75,000, which is included in Exploration costs in the accompanying financial statements. The Fairview Hunter Project lease has a term of ten years (through July 2020) and annual lease payments.

NOTE 3.  PROPERTIES (continued)

Fairview Hunter (continued)

commencing at $25,000 and ending at $50,000 in the fifth year of the lease (2015). The Lessor also retains a production royalty of 3% of the Net Smelter Returns from the leased property of which SRI can buy out up to 2% of such royalty upon payment of $1,000,000 per 1% royalty amount. The lease does not specify dollar commitments for development and allows SRI complete discretion as to conducting exploration or development activity on the property. The lease provides for SRI to pay all taxes and assessments on the property and pay all fees to the BLM or the Nevada mining agencies relating to the mining exploration or development of the property. The lease can be extended automatically for so long as SRI is engaged in mining operations (as defined in the lease) on the expiration date of the lease.

NOTE 4.  NOTES PAYABLE

On June 24, 2010, the Company issued three promissory notes payable for a total of $100,000.  The notes bear simple interest at an annual rate of 5% and the principal and accrued interest are payable on June 23, 2011. Upon the occurrence of an event of default, which shall include voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing hereunder shall, automatically, be immediately due,  payable and collectible by the lenders pursuant to applicable law.  As of September 30, 2010, interest payable on these notes totaled $1,342.

In August 2010, the Company issued three promissory notes to an officer and director of the Company for a total of $20,848.  The notes bore no interest and were repaid in October and November 2010.

In August 2010 the Company issued a note payable to an individual who is related to an officer and director  of the Company in the amount of $7,000 for the purchase of a vehicle, which purchase price was determined to be equivalent to what the Company would have paid to an unrelated third party.  The note had a 3% annual interest rate and was repaid in November 2010.

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

The Company has adopted Financial Accounting Standards Board (“FASB”)  ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $0 for the period from May 27, 2010 through September 30, 2010.   The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal Matters

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Resources Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We do not believe the Plaintiff will prevail as to her claims regarding Steele Resources Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  A former officer of SRC has indemnified the Company from any eventual costs or loss from this lawsuit.

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

On September 24, 2010 SRI entered into an Asset Purchase Agreement pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). The property is comprised of 115 mineral claims covering approximately 2,300 acres located 30 miles southeast of Fallon, Nevada. The Fairview Hunter Project lease has a term of ten years (through July 2020) and annual lease payments commencing at $25,000 and ending at $50,000 in the fifth year of the lease (2015). The Lessor also retains a production royalty of 3% of the Net Smelter Returns from the leased property of which SRI can buyout up to 2% of such royalty upon payment of $1,000,000 per 1% royalty amount. The lease does not specify dollar commitments for development and allows SRI complete discretion as to conducting exploration or development activity on the property. The lease provides for SRI to pay all taxes and assessments on the property and pay all fees to the BLM or the Nevada mining agencies relating to the mining exploration or development of the property. The lease can be extended automatically for so long as SRI is engaged in mining operations (as defined in the lease) on the expiration date of the lease.

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution.  The accounts are insured by the Federal Deposit Insurance Corporation.  These accounts may, at times, exceed federally insured limits.

Investment Banking Services

In September 2010, the Company engaged a registered broker/dealer to introduce the Company to accredited investors in order to raise capital for the Company through debt and/or equity placements. The   contract  calls for an 8% cash fee of the gross proceeds of any transaction raised by the broker/dealer. The contract renews every 30 days unless terminated in writing by either party.

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

On July 1, 2010, the Company effected a 10 for 1 forward split of its common stock.

NOTE 8.   RELATED PARTY TRANSACTIONS

During June and July 2010, expenses of approximately $29,000, which are included in general and administrative expenses, were paid on behalf of SRC by an entity which is controlled by the Company’s CEO.  These advances were repaid in July 2010.  At September 30, 2010, there is approximately $27,000 of prepaid expense – related party on the Company’s balance sheet associated with this entity.

In August 2010, the Company issued three promissory notes to a related party for a total of $20,848.  The notes bore no interest and were repaid in October and November 2010.

In August 2010, the Company issued a note payable to a related party in the amount of $7,000 for the purchase of a vehicle. The note had no stated interest rate and was repaid in November 2010.

In September 2010, the Company purchased a vehicle from a related party for $23,185, which purchase price was determined to be equivalent to what the Company would have paid to an unrelated third party. This amount is included in accrued expenses at September 30, 2010 and was paid in full in November 2010.

The Fairview Hunter Project lease was acquired from a company of which Scott Dockter (CEO of the Company) is a majority stockholder and David McClelland (a Director of the Company) is a less than 5% stockholder. Mr. Dockter, Mr. McClelland and Chris Whitaker (a Director of SRI) serve as directors of Assignor. The transaction was approved unanimously by both the Board of Directors of SRI and the Company with Mr. Dockter abstaining from such votes.  SRC issued 500,000 shares of restricted common stock valued at $75,000 for this acquisition.  This amount is included in Exploration costs in the accompanying financial statements.

NOTE 9.  NAME CHANGES

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

NOTE 10.  LETTERS OF INTENT

On July 1, 2010, SRI entered into a Letter of Intent with Riggs and Allen Mineral Development LLC. SRI terminated this LOI on September 15, 2010 without further obligation.

On July 22, 2010, SRI entered into a Letter of Intent to purchase Nevada Mine Properties II, Inc. SRI terminated this LOI on August 20, 2010 without further obligation.

NOTE 11.  SUBSEQUENT EVENTS

Letter of Intent

In November 2010, the Company entered into a non-binding Letter of Intent with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Mineral Hill Exploration Project.  The LOI provides terms for  SRI to lease (with the right to acquire) the above mentioned mining claims located near Pony, MT.  The LOI includes a $10,000 non-refundable deposit and allows for a 90 day due diligence period.  Upon satisfactory completion of due diligence, execution of definitive agreements, and securing project financing, SRI will enter into a 6 year lease period with an initial payment of $300,000 and an annual commitment of $500,000 for the next five years.  After the 6 year lease period expires, SRI will have the right to buy the Project outright for $190,000.

Convertible Note Payable and Warrants

In October 2010, the Company issued a secured convertible promissory note with a face value of $25,000 and an annual interest rate of 16.9%, secured by the Company’s interest in the Comstock-Tyler project.  The note and accrued interest are due and payable on the six month anniversary of the note’s issuance, if not converted into the Company’s common stock before such date. The note may be converted by the holder at a 40% discount to the lower of the preceding 5 day VWAP or the closing bid price on the day of conversion.  In no case may the conversion price be higher than $.50 or lower than $.001.  On the same day, the Company also issued 3-year warrants to purchase  100,000 shares of its common stock with an exercise price of $0.50.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like the Company “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from the Company’s expressed expectations because of risks and uncertainties about the future.  The Company does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of the Company’s business are discussed throughout this Form 10-Q and should be considered carefully.

Plan of Operation

On June 17, 2010 we entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”) in exchange for 57,300,000 shares (post July 1, 2010 split) of the common stock of the Company.  This transaction has been accounted for as a reverse acquisition in a public shell.

As a result of the Reorganization, SRI became a wholly-owned subsidiary of SRC and the acquired business operations of SRI have become SRC’s primary business activity. SRC will not pursue its previous business of producing, acquiring, licensing and distributing of recorded music.

Steele Resources, Inc. was incorporated in the state of Nevada on May 27, 2010 as an exploration and mining company which focuses on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lies between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having multimillion ounce gold mineral reserves. Within this niche market, SRI believes there are a large number of projects in the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

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

Suitable projects will have the following characteristics:

·	properties located near existing mineral zones initially focusing in the USA;
·	properties having a considerable amount of exploration completed; and
·	properties not of sufficient size for the major mining companies to advance themselves.

Exploration Projects

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allow SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. Pursuant to an agreement with Riggs and Allen Mineral Development LLC, which performed the property staking, SRI paid a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.

Fairview-Hunter Mine Project

On September 24, 2010 SRI entered into an Asset Purchase Agreement pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). The property is comprised of 115 mineral claims covering approximately 2,300 acres located 30 miles southeast of Fallon, Nevada. The Fairview Hunter Project lease has a term of ten years (through July 2020) and annual lease payments commencing at $25,000 and ending at $50,000 in the fifth year of the lease (2015). The Lessor also retains a production royalty of 3% of the Net Smelter Returns from the leased property of which SRI can buyout up to 2% of such royalty upon payment of $1,000,000 per 1% royalty amount. The lease does not specify dollar commitments for development and allows SRI complete discretion as to conducting exploration or development activity on the property. The lease provides for SRI to pay all taxes and assessments on the property and pay all fees to the BLM or the Nevada mining agencies relating to the mining exploration or development of the property. The lease can be extended automatically for so long as SRI is engaged in mining operations (as defined in the lease) on the expiration date of the lease.

Comstock-Tyler Expansion

On July 1, 2010 SRI entered into a letter of Intent with Riggs and Allen Mineral Development LLC (R&A) in which R&A  agreed to stake and register 148 mineral claims totaling approximately 2,960 acres contiguous to SRI’s existing Comstock-Tyler project. On September 15, 2010 SRI terminated this LOI without further expense or obligation to SRI.

Nevada Mine Properties II, Inc.

On July 22, 2010, SRI entered into a Letter of Intent to purchase Nevada Mine Properties II, Inc,. an exploration company with nine properties located in Nevada and Idaho.  On August 20, 2010 SRI terminated this LOI without further expense or obligation to SRI.

Filipinni and Plumas Properties

Subsequent to the quarter ended September 30, 2010 SRI entered into a Letter of Intent to acquire certain mineral rights to the Filipinni and Plumas exploration properties located in Lander County, Nevada. On October 19, 2010, SRI terminated these LOI’s without further expense or obligation to SRI.

Mineral Hill Project

Subsequent to the quarter ended September 30, 2010 SRI entered into a non-binding Letter Of Intent with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Mineral Hill Exploration project  (“the Project”).  The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES).

The Project is located in a mineral rich region of Montana, and, as part of its due diligence process, SRI has begun taking samples from the existing underground mine and surrounding claims in order to better define the extent of the potential mineralization.  Based on the reported historic production and the regional potential identified in historic geologic reports, SRI is preparing a Plan of Operations required by the SMES for the Project.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

At September 30, 2010, our cash balance was approximately $4,100.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to earn revenues.    Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

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

As required by SEC Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Steele Resources Corporation that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

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

The Company has only recently changed its business to focus on the natural resource sector which new business will be carried out primarily by its wholly-owned subsidiary, SRI. SRI is a development stage company which only recently was formed and commenced its business. Consequently, it has no operating history and an unproven business strategy which makes any forecast of its revenues very difficult. SRI’s primary activities to date have been the design of its business plan and identifying potential advanced stage gold exploration projects which fit SRI’s project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. SRI has not generated any revenues to date. The Company’s success is dependent upon the successful identification and development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing exploration stage projects into production; the amount of gold reserves identified and the market price of gold and other metals. These conditions may have a material adverse effect upon SRI’s and the Company’s business operating results and financial condition.

SRI expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent SRI from achieving profitability.

As SRI’s business grows and expands, it will spend substantial capital and other resources on developing its exploration projects, establishing strategic relationships and operating infrastructure.  SRI expects its cost of revenues, property development, and general and administrative expenses, to continue to increase.  If revenues do not increase to correspond with these expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

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

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic recession. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

We have not yet identified all properties that we intend to develop.

SRI has, to date, identified and acquired an interest or signed a Letter-of-Intent on several  exploration projects. We will continue to seek and identify additional suitable potential mineral resources which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects being considered are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to each state in which the properties are located. However, there can be no assurance that our compliance review could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse affect on our ability to establish and sustain mining operations.

The Auditor’s Report states there is substantial uncertainty about the ability of SRC or SRI to continue its operations as a going concern.

In their audit report dated April 15, 2010 included in SRC’s Form 10-K filed with the SEC on April 15, 2010, our auditors included a “going concern” caveat that expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. In addition, the audit report dated June 16, 2010 relating to SRI also contains a “going concern” caveat as to its ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future and generate revenues in the foreseeable future, we may be forced to delay or abandon the implementation of our business plans.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On July 14, 2010 we raised proceeds of $75,000 through the private sale of shares of our restricted Common Stock at $0.225 per share. The sale was made to one individual (“Investor”) in a private transaction without any public solicitation. The individual represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The Investor had access to: (i) information about SRC’s business and financial condition and (ii) SRC’s management to discuss this investment and was deemed capable of protecting his own interests.

On July 30, 2010, we issued 15,000 shares of common stock each to two individuals in partial payment for certain mining claim staking services relating to mining claims now owned by SRI. The sale was made to two individuals (“Investors”) in a private transaction without any public solicitation. Both individuals represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the Investors had access to information about SRC’s business and financial condition and was deemed capable of protecting his own interests.

On September 7, 2010 we raised proceeds of $37,000 through the private sale of 370,000 shares of our restricted Common Stock at $0.10 per share. The sale was made to one investor (husband and wife) (“Investor”) in a private transaction without any public solicitation. The investor represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The Investor had access to: (i) information about SRC’s business and financial condition and (ii) SRC’s management to discuss this investment and was deemed capable of protecting his own interests.

On September 20, 2010, we issued 650,000 shares of common stock to one entity in exchange for $50,000. The sale was made to one entity (“Investor”) in a private transaction without any public solicitation. An officer of the entity represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Officers of the Investor had access to information about SRC’s business and financial condition and were deemed capable of protecting its own interests

On September 24, 2010, we issued 500,000 shares of common stock to one entity in payment for certain mineral lease rights relating to mining claims now owned by SRI. The sale was made to one entity (“Investor”) in a private transaction without any public solicitation. An officer of the Investor represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Officers of the Investor were familiar with and had access to information about SRC’s business and financial condition and were deemed capable of protecting the Investor’s interests.

All of the share issuances described above were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

ITEM 5. OTHER INFORMATION

On July 1, 2010, SRC effected a 10 for 1 common stock split. The number of authorized shares of 900,000,000 and par value remained unchanged.

On July 9, 2010, Peter Kristensen resigned as the President and CEO of SRC  and A. Scott Dockter, a former consultant to the Company, was appointed as President and CEO. In addition Mr. Dockter was appointed to the Board of Directors as Chairman of the Board for SRC. Mr. Dockter brings 30 years of experience in mining and excavation projects and has an intimate familiarity with all facets of moving projects from grass roots mineral exploration to production.

On September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

ITEM 6. EXHIBITS

(a)  The following documents are filed as exhibits to this report:

Exhibits

31.1     Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Press release dated November 8, 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated:  November 15, 2010

/s/ Scott Dockter
Chief Executive Officer

Dated:  November 15, 2010

/s/ Pauline Schneider
Chief Financial Officer