Form 10-K
period 2010-12-31
STEELE RESOURCES CORP
filed 2011-03-31
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2010	333-143970

STEELE RESOURCES CORPORATION

Nevada	75-3232682
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
3081 Alhambra Drive, Suite 208
Cameron Park, CA 95682
(530) 672-6225

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[   ] Large accelerated filer
[   ] Accelerated filer
[   ] Non-accelerated filer (do not check if a smaller reporting company)
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of June 30, 2010 the aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price on such date was approximately $475,000 based upon the average price of $0.25 per share.

As of March 28, 2011, the Registrant had outstanding 100,383,334 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [X]

Documents Incorporated by Reference

Certain exhibits required by Item 15 have been incorporated by reference from Steele Resources’ previously filed Form 8-K’s, Form 10-Q’s and Form 10-K’s.

ii

iii

PART I

ITEM 1.  BUSINESS

Corporate Overview

Steele Resources Corporation (formerly Steele Recording Corporation) was incorporated in the state of Nevada on February 12, 2007, at which time it was deemed a “shell company” carrying on minimal operations in the business of producing, acquiring, licensing and distribution of recorded music.

On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”) in exchange for 5,730,000 shares of the common stock of the Company. As a result of the Reorganization, SRI became a wholly-owned subsidiary of the Company and the four former stockholders of SRI became owners, in the aggregate, of approximately 60% of the Company’s outstanding common stock. In conjunction with this Reorganization, one previous officer and Director of the Company resigned and the Board appointed new officers and Directors. See below for further information on the new executive officers and Directors of the Company.

As a result of the Reorganization, the Company acquired the business operations of SRI which became the Company’s primary business activity consisting of mining property acquisition, mineral exploration and development and mining services with a portfolio of precious metals exploration properties located near producing regions primarily within the state of Nevada. As a result of the Reorganization SRC is no longer involved in the previous business of producing, acquiring, licensing and distribution of recorded music. The Company also changed its name from "Steele Recording Corporation" to "Steele Resources Corporation".

Business of Steele Resources Corporation

Our wholly-owned subsidiary, SRI, was incorporated in the state of Nevada on May 27, 2010 as an exploration and mining company which is focused on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, explore and, if warranted, develop and operate mineral exploration properties and to provide mine exploration and operations services to mining properties located initially in the Western United States and Nevada in particular. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lies between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having gold mineral reserves in excess of 2,000,000 ounces. Within this niche market, SRI believes there are a large number of projects in Nevada and other parts of the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

SRI’s business plan will be to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and exploration feasibility, SRI will seek to identify those exploration properties which offer the best potential for producing significant gold and silver reserves and offer favorable conditions, if warranted, for the future efficient development of the property to reach a production stage. However, the Company and SRI together represent a relatively new, exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of the properties currently leased by SRI and further exploration will be required before an evaluation of the economic and regulatory feasibility of the properties can be determined.

Once suitable projects are identified, SRI will utilize its contract services division in order to perform further exploration drilling, prepare feasibility studies, mine modeling, on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

SRI will provide its mine exploration services in one of two ways. The first approach is for SRI to acquire part or all of the mineral rights to a designated property. In this approach SRI would prepare a comprehensive mining development plan including the tasks to be accomplished, the timetable for each phase of the plan and the nature and number of service providers to perform the tasks. The exploration plan would include a detailed budget, payment schedules and a percentage royalty from any gold or silver produced, if the property is found worthy of development. SRI would then assemble the necessary service providers to carryout the exploration and, if warranted, development plan. In this approach, SRI would fund the property exploration and possible development itself in which case it would own all or a substantial portion of all the mineral production, if any, which might be realized from that particular property with a royalty typically paid to the property owner or the mineral rights assignor. This approach would also typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

The second approach will be to contract with the property owner or mineral rights holder to provide the services listed above on a contract fee basis which would include a percentage royalty on any mineral production which is actually achieved. This approach would have SRI acting in the nature of a general contractor. SRI would prepare the same type of comprehensive mining exploration plan as described above and assemble the necessary service providers to carry out the plan.

Suitable projects will typically have the following characteristics:

•	properties located near existing mineral zones initially focusing in the USA;
•	properties having a considerable amount of exploration completed; and
•	properties not of sufficient size for the major mining companies to advance themselves.

Success in gold or other mineral exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it, availability of trained miners and equipment and availability of exploration capital. The exploration process can be long and costly. Due to these and other factors, the probability of our identifying individual prospects having commercially significant reserves cannot be predicted.

Properties/Interests Acquired

All of the properties currently leased by SRI  have a certain amount of prior exploration data available however none of the properties currently have any probable or proven reserves. Consequently, there is no assurance that a commercially viable mineral deposit exists on any of the properties and further exploration will be required before an evaluation of the economic and regulatory feasibility of the properties can be determined.

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allows SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. The property has been physically examined in the field by the Company's senior geologist and an independent geologist with over 30 years of experience in this particular district. Pursuant to an agreement with Riggs and Allen Mineral Development LLC (“Riggs and Allen”), which performed the property staking, SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. Riggs and Allen have been issued 30,000 shares of Common Stock of SRC and cash payments of $17,580 with an additional $12,420 paid to perfect the mineral claims.  SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000.

The property does not have any known mineral reserves. The exploration plan is currently underway and is designed to explore the extent of gold mineralization on known fault and vein structures.  After early geology and mapping by SRC staff, the company intends to have a full geophysical survey of the property completed. Based on the results of the survey, and upon receiving approved exploration permits from the appropriate government agencies, SRC will commence a multi-phase drill program consisting of 10,000 linear feet of drilling.

Fairview Hunter Mine Project

On September 24, 2010 our subsidiary SRI entered into an Asset Purchase Agreement pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). The property is comprised of 115 mineral claims covering approximately 2,300 acres located 30 miles southeast of Fallon, Nevada. The Fairview Hunter Project lease has a term of ten years (through July 2020) and annual lease payments commencing at $25,000 and ending at $50,000 in the fifth year of the lease (2015). The Lessor also retains a production royalty of 3% of the NSR from the leased property of which SRI can buyout up to 2% of such royalty upon payment of $1,000,000 per 1% royalty amount. The lease does not specify dollar commitments for any development and allows SRI complete discretion as to conducting exploration or development activity on the property. The lease provides for SRI to pay all taxes and assessments on the property and pay all fees to the BLM or the Nevada mining agencies relating to the mining exploration or any future development of the property. The lease can be extended automatically for so long as SRI is engaged in Mining Operations on the expiration date of the lease.

The property is located approximately 30 miles southeast of Fallon, NV and occupies the northern and central portions of the historic Fairview Mining District. The topography consists of moderate to steep hilly terrain in the southern portion, becoming pediment-covered in the north with gentle slopes and numerous intermittent stream channels. Several old prospects, adits and shafts are scattered throughout the property. The project has recently had drilling conducted and two primary zones have been identified for further drilling.  According to a geologic report on the property, two separate target areas were drilled at the Fairview Hunter Project.  The highest Au values come from a 195’ zone (measured down hole) of anomalous geochem, with an average grade of 267 ppb (0.008 opt).  This interval includes a 10’ section that averages 0.06 opt Au, contained within a large intercept (55’) that averages 0.02 opt Au.  Material in the overlying rocks, which would theoretically be up dip, have a weak Au signature but are anomalous in Ag, containing a down hole intercept of 65’ averaging 7.7 ppm Ag (or 0.22 opt). Roughly 650’ along strike to the southeast, where holes FHRC –3 and 8 were drilled, and a zone within tuffs in a similar stratigraphic position were also highly anomalous in Ag but low in Au.  In hole FHRC – 8 (the steeper of the two) there was a 150’ down hole interval that averaged 8.2 ppm Ag (0.24 opt).  It appears that the west northwest trending structure identified on the surface could contain subsurface precious metals zones.

The current exploration program commenced in February, 2008 with the collection of 88 soil samples from the northern pediment-covered area, an additional 37 in-fill samples from the central portion and 36 rock chip and float samples. All the surface samples were fire assayed for gold and silver and analyzed using ICP spectrometer multi-element testing. Based on these findings, two prospective target areas were drill tested with 12 angled reverse circulation drill holes resulting in 5,360 feet of drilling and producing 1,072 samples which were submitted for both gold and silver fire assay and multi-element ICP analysis.

The property has no known mineral reserves. Our exploration plan is to perform another 12 drill holes during 2011 in targeted areas resulting in an estimated 7,200 feet of additional drilling results. The estimated 1,440 samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project.

Further exploration will require the posting of a bond and filing a Notice of Intent with the BLM relating to the drilling of 12 drill holes to be performed on the property.

Pony Project

On November 3, 2010 SRI entered into a non-binding Letter Of Intent with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”).  The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES).  The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The non-binding LOI provided terms for SRI to lease (with the right to acquire) the Lessors’ interests in the 84 mining claims comprising the Pony Project. The LOI included a $10,000 non-refundable deposit and allowed for a 90 day due diligence period.

Upon satisfactory completion of due diligence and securing project financing, SRI and the individual Lessors entered into a Mineral Lease Agreement With Option To Purchase (the “Pony Lease”) effective February 4, 2011. The Pony Lease provides for a six year lease period with an initial payment of $300,000  which SRI paid upon signing and an annual lease payment of $500,000 for the next five years. The initial payment of $300,000 was provided through the initial funding of the Joint Venture Agreement described below under “Project Financing”. The Leasors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

During its due diligence process, SRI began taking samples from the existing underground mine and surrounding claims in order to better define the extent of the potential mineralization.
The property has no known mineral reserves. The Mineral Hill Project includes both patented and unpatented claims.  There are sixty-seven (67) unpatented lode claims each 20 acres for a total of 1340 acres for the purposes of exploration. There are 17 federal patented lode claims plus fractions, and total 322.05 acres.  The following is a list of the names, acreages, survey numbers (Sur) and Bureau of Land Management (NMC) numbers associated with the claims:

Claim Name	ID Number	Acreage	Claim type:
Golden	NMC 215959	20	Unpatented, lode
Way	NMC 215964	20	Unpatented, lode
Old	NMC 215963	20	Unpatented, lode
Joe	NMC 215960	20	Unpatented, lode
Gem#2	NMC 215958	20	Unpatented, lode
Mexi 1	NMC 215961	20	Unpatented, lode
Mexi 2	NMC 215962	20	Unpatented, lode
MN # 1 - 60	NMC 221240 - 221299	1200	Unpatented, lode
North Star	Sur#2600; ME#2097	20.26	Federal patented lode
Pony	Sur#5303; ME#3805	15.57	Federal patented lode
Mountain Cliff	#2629; Lot 3483A	16.87	Federal patented lode
Grouse	Sur#5997; ME#4080	18.64	Federal patented lode
Clipper Fractured	Sur#6080; ME#408	6.6	Federal patented lode
Standby	Sur#5998; ME#4081	10.93	Federal patented lode
Bill Nye	Sur#59999; ME#4081	14.33	Federal patented lode
MKT	Sur#8730; ME#0307	9.59	Federal patented lode
Willow Creek	Sur#6128; ME#4358	2.97	Federal patented lode
Ned	Sur#504; ME 1970;Lot 38	11.11	Federal patented lode
Policy	ME#2865; Lot 3586	20.22	Federal patented lode
Rustler	Sur#2617; ME#2078;Lot 46A	14.68	Federal patented lode
Strawberry	#780; ME#842; Lot 41	10.28	Federal patented lode
Strawberry East	Sur#551; ME#1735, Lot 39	10.33	Federal patented lode
Keystone	Sur#728; Lot 43	11.41	Federal patented lode
Iron Mine Lode	Sur#2598; ME#2016, Lot 44	18.37	Federal patented lode
Owls Roost	Sur#5684; ME#4048	15.76	Federal patented lode
Success	Sur#568	10.22	Federal patented lode
N J Isdell	#5683; ME#4048	2.56	Federal patented lode
Dead Pine	Sur#6021; ME#4348	10.23	Federal patented lode
Golden Chariot	Sur#4673; ME#3377	19.03	Federal patented lode
Iron Chief Lode	Sur#5302	19.82	Federal patented lode
Dividend	Sur#6213; ME 4086	17.64	Federal patented lode
Clipper No. 2 Lode	Sur#5405; ME#3977	14.63	Federal patented lode

Our exploration plan is to perform another 50 drill holes during 2011 in targeted areas resulting in an estimated 25,000 feet of additional drilling results. The estimated 5,000 samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project. Based on the reported historic production, the regional potential identified in historic geologic reports and SRI’s feasibility studies, SRI will prepare a Plan of Operations required by the SMES for the Pony Project.

A&P Project

On November 22, 2010 SRI entered into a non-binding Letter Of Intent with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P") located in the Pony Mining District in Montana. The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941.  Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 12,000 ton stockpile which remains at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target.  Historic reports by Chicago Mining and Newmont Mining indicated that those geologists believed the A&P to have significant gold resource potential.

The non-binding LOI provides terms for SRI to lease (with the right to acquire) two patented mining claims located in the Pony Mining District, near Pony, MT. The LOI includes a $5,000 non-refundable deposit and allows for a 90 day due diligence period. As part of its due diligence process, SRI  reviewed the historical geological reports previously prepared by Chicago Mining and Newmont Mining and began taking samples from the existing underground mine and surrounding claims in order to better define the extent of the potential mineralization.

Upon satisfactory completion of due diligence and securing project financing, SRI and the individual lessors entered into a Mineral Lease Agreement With Option To Purchase (the “A&P Lease”) effective as of February 22, 2011. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000.00 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI. The initial payment of $200,000 was paid on March 23, 2011.

The Mineral Hill Project properties are located 3-5 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County.  Access includes BLM and U.S. Forest service dirt roads that exist throughout the entire district and pass through most if not all of the Mineral Hill Project claims.  The roads are maintained well enough to allow exploration equipment such as drill rigs and water trucks, as well as privately owned vehicles to the priority sites marked for exploration and development.  Once mining activities begin the roads will likely need maintenance for haulage purposes.

Mineral Hill Exploration Location Map
SRC
STEELE RESOURCES CORPORATION
U.S. Forest
Mountain Meadow Target
BLM
A&P Target
U.S. Forest
MT20 T 2 S R 3 W
MONTANA
Dirt Road
Patented Claims
Water
1:50,000
0 375 750 1,500 2,250 3,000 Meters
Map constructed by: Kevin Pelletier, geologist,Steele Resources Corp.
02/08/2011

There are presently two exploration projects within the Mineral Hill Project: the A&P target and the Mountain Meadow target.

•
The A&P target is a site of a small open pit and gloryhole mined in the early 20th century.  The historic workings go no deeper than 180 feet beneath the surface, however, the mineralized structures likely continue downward.  Mining was halted due to WWII. Current plans are to drill beneath the workings to determine if high grade mineralization continues.

•
Mountain Meadow is approximately 3000 feet east of the A&P target. Surface is covered with glacial till; therefore, the structural intersections that likely occur beneath the glacial deposit have never been visible from the surface.  Since these structures are known to be mineralized to the west, north, and south, the current plan is to conduct a geophysical survey to identify the location of possible structural intersections and drill them.

To retain mineral rights to the property, the yearly maintenance fees must be paid as well as the appropriate lease payments to the owners of the claims as outlined in the definitive agreement.

The northern part of the Mineral Hill District is comprised of Archean metamorphics of the Pony Series which include gneisses and schist intruded by mafic/aplite/pegmatite dikes.  The southern portion of the district is comprised of the Tobacco Root quartz-monzonite batholith which intruded into the surrounding Archean metamorphic rocks.  The district contains both pre-Cambrian faults as well as region wide block faulting due to uplift of the Tobacco Root Mountains.  The mineralization is always structurally controlled and occurs as quartz-sulfide vein deposits in shear zones and faults.  Higher grades and tonnages usually occur at the intersections of the easterly trending structures and the subsidiary northerly trending structures.  Several claims have historic workings on these structures at minimal depth, and mining activities ceased once WWII started.  The mineralization likely continues at depth, a theory that will be tested during exploratory drilling.  There are other potential sites covered by glacial material and never explored that are of high interest as well.

There had been work done by several companies back in the 1980’s and early 1990’s.  Caara Drilling drilled 24 holes in the A&P area, and Pathfinder Gold had drilled an unknown number of holes at the Boss Tweed property.  We sent our geologist  to investigate the property in October and November of 2010, and conducted a limited sampling program of the Mountain Cliff mine, the A&P mine, and a district wide sampling of waste rock and dump material to assess typical grades.

There is no equipment or processing facility in place on any of the properties.  There are underground workings with rail in places, but future underground work will require new drifts and shafts, as well as modern equipment. No infrastructure exists on the property.

The source of water can be a reservoir two mile east of the property, or several streams that exist throughout the district.  The source of power will initially be generator based.  Ultimately, power lines from Mammoth to the west or Pony to the east could be established.

The property currently has no known reserves, only in-house resource calculations established by various companies as noted in Steele Resource’s technical report on the Mineral Hill Project.  Therefore, to establish any reserves, sufficient drilling will be required, and until then, this property is exploratory in nature.

The sampling program to date has been restricted to rock chip sampling and grab sampling at various locations. The following methodology was used with respect to rock/soil sampling:

•
Rock/Soil Sampling Methodologies: Grab samples will be taken from a location, usually less than 1 foot across and can be a single piece of rock. Composite samples are taken over a large area and represent the average composition and grade of the rock and can’t define high grade from low grade zones. Chip channel samples are continuous chip samples taken in a line across a structure or rock. This allows the geologist to determine the widths of the mineralized zones and the presence of high grade zones within low grade halos. High grade samples focus on obviously mineralized rock that is known to grade high in gold, silver, etc. Soil samples are taken from material at least 12 to 18 inches beneath the surface if possible. Soil samples can be taken in a line or grid, with the grid allowing the identification of geochemical trends. All sample sites will be tagged by a metal tag, logged in a GPS unit (if possible), and the sample will be bagged and marked.

•
Sample preparation/analysis/security: Samples have been and will always be protected from contamination or disturbance from third parties by storage away from other activity at the drill site and only geologists, drillers or lab personnel touch the lab sample bags.

No samples will never be collected or in any way handled by directors of the company or any associate of the issuer. The samples will be drilled, collected, transported, and processed by company employees (i.e. drillers or geologist) or independent contractors.

Most drill samples in the future will be processed by independent 43-101 compliant assay laboratories. Samples will be picked up at the storage building or drill site by the lab personnel and transported by them or by geologist directly to its sample preparation facility using chain-of-custody identification and tracking procedures. The lab will prepare the samples for assay and geochemical analysis. If the samples are wet, they will be dried in low temperature ovens. Then, depending on the type of analysis requested, the samples will be split, sieved, crushed, pulverized and analyzed at the lab. The lab will thus maintain custody of the samples the entire time. Finally, the lab will return pulps and coarse rejects back to Steele Resources on a quarterly basis, which will be transported on pallets to the appropriate storage building for long term storage. Secure steel shipping containers are being investigated as safe, secure storage options.

•
For future verification of assay results: 10% of all samples for soil and drill cuttings/core will be duplicates. Also, all drill samples will have standards every 100 feet and blanks every 500 feet. These “standard” samples, which have a verified known, measured content of precious metals, will be sent to lab along with regular samples in each given shipping batch. Where higher gold values are possibly encountered in the drilling or the presence of visible gold is suspected by visual geologic logging, Steele Resources will request a screen fire metallic assay. In addition, selected samples at random will have the duplicate sent to a referee lab for additional confirmation.

SRI's current operating plan for this project consists of completion of the geological mapping and geophysics analysis that will establish the exploration drilling phase. This initial phase will cover the first six to nine months of operations and will include performing another 42 drill holes during 2011 in targeted areas resulting in an estimated 18,000 feet of additional drilling results. The estimated 3,600 samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project. Based on the reported historic production, the regional potential identified in historic geologic reports and SRI’s feasibility studies, SRI will prepare a Plan of Operations required by the SMES for the Project.

Upon satisfactory completion of this phase and with appropriate mineral deposit indications, the mining phase will commence. We do not anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. We do expect the mining operation to begin revenue generation during the second full year of operations. We believe that the funds provided by INCT in conjunction with the matching funds provided by us are sufficient to execute the current operating plan. SRC plans to raise the matching funds for the JV required through the private placement of our equity securities, by way of loans, utilization of the Drawdown Agreement and such other means as the Company may determine.

Proposed Property Acquisitions

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

Filipinni and Plumas Properties

On October 1, 2010 SRI entered into a Letter of Intent to acquire certain mineral rights to the Filipinni and Plumas exploration properties located in Lander County, Nevada. On October 19, 2010, SRI terminated these LOI’s without further expense or obligation to SRI.

Project Financing

Joint Venture Agreement Governing Exploration and Development of Pony Project and A&P Project

On January 27, 2011, 2010 SRI entered into a non-binding Letter Of Intent with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The LOI provides for a Joint Venture Agreement ("JV") which will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The non-binding LOI provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. The parties may jointly extend this period, by mutual agreement. In addition, upon signing of the LOI, INCT will advance $550,000 in order to allow SRI to close the Pony and A&P Project lease transactions.  SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

On February 7, 2011, INCT completed its initial funding to the JV pursuant to the LOI in the amount of $290,000 with the proceeds being used to close the definitive lease agreement covering the Pony Project.

Pursuant to the LOI, on February 20, 2011 INCT and SRC entered into a definitive Joint Venture Agreement (the “JVAgreement”) relating to the Mineral Hill Mining Project. Pursuant to the JVAgreement INCT agreed to provide up to $5,000,000 to fund the exploration and development of the Mineral Hill Mining Project. INCT agreed to provide an initial $550,000 to close the Pony Project and the A&P Project, of which $290,000 was provided to close the Pony Project lease and an additional $250,000 was to be funded by February 25, 2011. In addition, INCT agreed to fund an additional $450,000 upon signing the JV Agreement. The JV Agreement provided that if INCT provided at least $1,000,000 within the first year, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

On March 23, 2011 INCT, through one of its investors, completed its second funding to the Joint Venture in the amount of $250,000 with the proceeds being used to close the A&P Lease and for working capital. This payment completed the initial capital funding required to proceed with the JV Agreement.

Drawdown Equity Financing Agreement

On January 14, 2011, we entered in to a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”).  In accordance with the Agreements, Auctus has committed, subject to certain conditions set forth in the Agreements, to purchase up to $10 million of the Company’s common stock over a term of up to three (3) years.  Although the Company is not mandated to sell shares under the Agreement, the Agreement gives the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 95% of the average of the lowest closing bid price of the common stock of any two trading days during the five trading days following the Company’s delivery of a Drawdown Notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The floor price shall be a minimum price determined by the Company or 75% of the average closing price of the stock over the preceding ten (10) trading days prior to the Notice and can be waived at the discretion of the Company.  The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of (i) an amount of the shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on the 10 days preceding the Notice date.

Auctus is not required to purchase the shares unless: a) the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended; and b) under certain conditions which are set forth in the Agreements, and which are outside of Auctus’ control.  The Company is obligated to file and did file on February 10, 2011 with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1, covering the sale of up to 20,000,000 shares of common stock to Auctus. The Company must use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.  The Company has agreed to pay Auctus an aggregate amount of $10,000 as an origination fee with respect to the transaction.

Industry Overview

Gold Market

For centuries, gold has been desirable for its rarity, beauty and unique properties. Because gold is highly valued and in very limited supply, it has long been used as a medium of exchange or money. The CPM Group estimates in its 2009 Yearbook that about 79% of the gold consumed each year is used in the manufacture of jewelry, with approximately 13% of gold used in industrial processes. Gold is an excellent conductor of electricity, is extremely resistant to corrosion and is one of the most chemically stable of the elements, making it uniquely suited for electronic and other high-tech applications. A small amount of gold is currently used in almost every sophisticated electronic device.

Because of gold’s perceived inherent value, its demand and, hence, its price, tends to increase when there is uncertainty in the markets for other “paper currencies” such as the US dollar or Euro.  Due to the current recession, threats of terrorism and the huge debt burden of many countries, the spot market price of an ounce of gold has increased to historic levels having surpassed the $1,000 per ounce mark in 2008.

The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per troy ounce, on the London Bullion Market.

Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,212	$810	$972
2010	$1,420	$1,058	$1,224
Source: London Metal Exchange

On March 28, 2011, the afternoon fixing price for gold on the London Bullion Market was $1,421 per troy ounce.

This current price level has made it more economically feasible to produce gold as well as making gold a more attractive investment for many.  Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying, exploring and, if warranted, developing suitable projects.

Gold Mining Industry Participants

By industry standards, there are generally four types of mining companies.  Typically, an “exploration stage” mining company is focused on exploration to identify new, commercially viable gold deposits.  “Junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually and / or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production.  “Mid-tier” and large mining (“major”) companies may have several projects in production plus several million ounces of gold in proven reserves.

To the extent that SRI is hired by a property owner to carry out advanced stage exploration and development of a mining project, SRI would not be deemed a “mining company” but rather a mining service provider. To the extent SRI actually acquires the mining rights to a mining property, which will be its primary focus, it could be characterized as an exploration company falling somewhere between an “exploration stage” and a “junior” mining company depending on the stage of development activity at each project.

Gold Reserves

Generally worldwide gold reserves have been declining for a number of years for the following reasons:
•	The extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies.

•	The demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process.  Due to the extended time frame it takes to explore, develop and bring new production on line, the large mining companies are facing an extended period of lower gold reserves.  Accordingly, junior companies that are able to increase their gold reserves and/or development projects more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past two years have come from a weakened United States dollar.  Reasons for the lower dollar compared to other currencies include the historically low US interest rates, the increasing US budget deficit and trade deficits, the current economic recession and the general worldwide political instability caused by the war on terrorism.

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold mining companies.  All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located in Nevada and other Western states.  As an exploration stage company, we will compete with other mineral resource exploration and development companies for financing and for acquisition of new mineral properties.

Many of our competitors have greater exploration, production, and capital resources than we do, and may be able to compete more effectively in any of these areas.  For example, these competitors may be able to spend greater amounts on acquisition of desirable mineral properties, on exploration of their mineral properties and on development of their mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance the exploration and development of their mineral properties. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral properties would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

We also compete in the hiring and retention of key executives, skilled laborers, experienced subcontractors and other employees and contract personnel.  Consequently, though unlikely, it is possible that we may not be able to hire or retain qualified geologists, miners or operators in the numbers or at the times desired.

Employees

As of December 31, 2010, we had four full-time employees and one part-time employee.  Employees include a CEO, a Mine Manager and a CFO. We anticipate hiring additional employees during the current year to work on the mining sites in Nevada as our exploration development programs commence.  While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current exploration and any future development programs.  Our employees are not expected to be subject to a labor contract or collective bargaining agreement.  We consider our employee relations to be good.

Consulting services, relating primarily to geologic and geophysical interpretations, and relating to such metallurgical, engineering, and other technical matters as may be deemed useful in the evaluation and exploration activities, will be provided by independent contractors.

Government Controls and Regulations

Gold exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment.  United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things.  There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained.  Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance.  In addition, significant changes in regulation could have a material adverse effect on our operations and ability to timely and effectively explore and, if warranted, develop mining properties.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the mining properties we will seek to explore.

Regulation of Mining Activity

Federal

Mining activities, including exploration, and possible future development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of land.  Mining properties are also subject to numerous other federal, state and local laws and regulations.  At the federal level, the mines are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA.  Mining operations and all proposed exploration and development will require a variety of permits.  In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management (“BLM”). While we have considerable experience in the mine permitting process, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay.  We will seek to identify projects where existing permitting requirements and other applicable environmental protection laws and regulations would not pose a material hindrance to our ability to explore and possibly develop such mine properties. As part of our initial evaluation of suitable projects, we will ascertain a property’s regulatory compliance status and any issues affecting current or future permitting requirements.  However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the exploration and possible future development of our selected projects.  We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed.  Granting new permits or the imposition of additional conditions could have a material adverse effect on our ability to explore and develop the mining properties which we are providing services for or in which we have an interest.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect our exploration and potential development of unpatented mining claims on federal lands, including any royalty on gold production.  It cannot be predicted whether any of these proposals will become law.  Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of any future gold production from projects being explored by SRI on federal property.

Nevada

The State of Nevada, where we expect our initial mine properties to be located, adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 which established design, operation, monitoring and closure requirements for all mining facilities located in Nevada. The Nevada Act has increased the cost of designing, operating, monitoring and closing mining facilities and could affect the cost of operating, monitoring and closing existing or future mine facilities. The State of Nevada also has adopted reclamation regulations pursuant to which reclamation plans must be prepared and financial assurances established for existing facilities.  The financial assurances can be in the form of cash placed on deposit with the State or reclamation bonds underwritten by insurance companies. Nevada mining and environmental regulations are enforced by the Nevada Department of Environmental Protection (“NDEP”).  Compliance with all required environmental regulations required by BLM and NDEP is a prerequisite to the issuance of mining permits. Our ability to develop mining properties in the future is subject to obtaining all necessary mining permits. We have not yet submitted applications for the requisite permits in the State of Nevada.

Montana

In the State of Montana our exploration and mining operations will be under supervision of the Montana Department of Environmental Quality (“MDEQ”) which enforces Montana’s Environmental Policy Act and mining regulations. Exploration and mining activity at the Mineral Hills Project, which SRI intends to acquire, is currently conducted under a Small Miner Exclusion Statement (SMES). An SMES allows for expedited treatment for exploration/mining operations which affect no more than 25 square miles of property. While such a limitation makes mining under an SMES infeasible for large gold mining companies, SRC, by contrast, can operate efficiently in this smaller space as a small exploration company. In order to carry on our planned exploration program we will need to secure necessary permits by filing a Plan of Operation with the MDEQ which was submitted in March, 2011.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by mining process.  In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including gold-ore mining and processing.  Such statutes also may impose liability on mine developers for remediation of waste they have created.

Gold mining and processing operations by an entity would generate large quantities of solid waste which is subject to regulation under the RCRA and similar state laws.  The majority of the waste which is produced by such operations is “extraction” waste that EPA has determined not to regulate under RCRA's "hazardous waste" program.  Instead, the EPA is developing a solid waste regulatory program specific to mining operations under the RCRA.  Of particular concern to the mining industry is a proposal by the EPA entitled “Recommendation for a Regulatory Program for Mining Waste and Materials under Subtitle D of the Resource Conservation and Recovery Act” (“Strawman II”) which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site.  Many of these requirements would be duplicates of existing state regulations.  Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine.  To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA" or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats.  Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on our business is not clear at this time

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and cyanide, and establishes new enforcement authority.  The EPA has published final regulations establishing the minimum elements of state operating permit programs.  We will be required to comply with these EPA standards to the extent adopted by the State in which development projects are located.

In addition, developing mine sites requires mitigation of long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.  The mine developer must insure that all necessary cash deposits and provision to cover the estimated costs of such reclamation as required by permit are made.

Any exploration and development of mining projects by SRI will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.  We have described the risks we consider to be material.  However, there may be additional risks that we view as not material or of which we are not presently aware.  If any of the events described below were to occur, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected.

BUSINESS RISKS

SRC is a new company with no operating history which makes the evaluation of its future business prospects difficult.

Prior to June 17, 2011 SRC was a shell company with no designated business or operations. As a result of the Reorganization SRC has only recently changed its business to focus on the natural resource sector which new business will be carried out primarily by its wholly-owned subsidiary, SRI. SRI is an exploration stage company which only recently was formed and commenced its business. Consequently, it has limited operating history and an unproven business strategy. SRI’s primary activities to date have been the design of its business plan and identifying potential advanced stage gold exploration projects which fit SRI’s project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. The Company has not generated any revenues to date. The Company’s success is dependent upon the successful identification and future development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing exploration stage projects into production; the amount of gold reserves identified and the market price of gold and other metals. These conditions may have a material adverse effect upon SRI’s and the Company’s business operating results and financial condition.

As a new company, SRC and its subsidiary SRI are unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s recent change of business and SRI’s lack of operating history and the introduction of its property exploration strategy, SRI’s ability to accurately forecast its revenues is very difficult. Future variables include the market for precious metals and the availability of suitable advanced stage exploration projects.  To the extent we are unsuccessful in establishing our business strategy and increasing our revenues through our subsidiary, SRI, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

SRC expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent SRC from achieving profitability.

As SRC’s business grows and expands, it will spend substantial capital and other resources on exploring and potentially developing its exploration projects, establishing strategic relationships and operating infrastructure.  SRC expects its cost of revenues, property exploration, general and administrative expenses, to continue to increase.  However, revenues are not expected in the near future to offset these expenses. Consequently if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

SRC will need to raise funds through debt or equity financings in the future, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

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

If SRC fails to raise additional capital to fund its business growth and project exploration, it’s new business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to explore our mining properties. The Company will attempt to raise such capital through the Drawdown Agreement or the Joint Venture Agreement (discussed below)  in addition to the sale of common stock or debt instruments or securing commercial lines of credit. However, there is no assurance that the Company will be successful in raising or borrowing sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

Gold exploration is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Success in gold or other mineral exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it, availability of trained miners and equipment and availability of exploration capital. The exploration process can be long and costly. Due to these and other factors, the probability of our identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the projects considered will not contain any commercially viable reserves. Consequently, substantial funds may be spent on project evaluation which may identify only a few, if any, projects having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

We have not yet identified all properties that we intend to explore.

SRI has currently identified and acquired an interest in or signed a Letter-of-Intent relating to four groups of exploration projects, two located in Nevada and two located in Montana. However, SRI has not yet commenced exploration or development of these projects. Therefore we are unable to determine the quantity of gold, if any we may be able to recover. We, through our wholly-owned subsidiary, SRI, will continue to seek and identify additional suitable potential mineral resources, which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

We may lose the mineral rights to properties if we fail to meet payment requirements or development or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase option agreements that may require the payment of option payments, rent, minimum exploration expenditures or other installment fees or specified expenditures. Both the Pony Project and the A&P Project Mineral Leases require annual rent to be paid by SRI to the lessors. If we fail to make these payments when they are due, our leased  mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights.

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

We may have to compete with other companies for favorable projects to explore.

Due to the current high market value for gold and silver many companies are attempting to explore properties which show potential for significant gold and silver reserves. Consequently, we will face competition from other companies for those projects showing the most favorable exploration results. While we intend to focus on smaller projects which do not meet the size/volume requirements of the established, large mining companies, we nonetheless expect competition from other companies, many of which are larger and better funded than SRC.

Consequently, if we are unable to secure projects meeting our desired project profile, we are more likely to end up with projects having a lower success potential and ultimately having a lower return on the project’s investment.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects being considered are currently operating in substantial compliance with all known safety and environmental standards and regulations applicable to each State in which properties are located. However, there can be no assurance that our compliance review could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations.

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

Our business will depend on certain key Company personnel, the loss of whom would adversely affect our chances of success.

The Company’s success depends to a significant extent upon the continued service of its senior management and key executives.  We do not have “key person” life insurance policies on or employment agreements with any of our officers or other employees.  The loss of the services of any of the key members of senior management, other key personnel or consultants, or our inability to retain high quality subcontractor and mining personnel may have a material adverse effect on our business and operating results.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

SRC is a public “reporting company” with the SEC. As a public reporting company, we will incur significant legal, accounting, reporting and other expenses not generally applicable to a private company.  We also will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of these continuing costs we will incur as a result of being a public company.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

As a result of the Reorganization, the initial stockholders of SRI were issued common stock of the Company representing 60% of the Company’s outstanding common stock and three of the initial stockholders of SRI are now officers and/or directors of the Company. Accordingly, our directors and officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing additional common or preferred stock and appointing officers, which could have a material effect on the approval or disapproval of mergers, acquisitions, consolidations or the sale of all or substantially all of our assets. As significant stockholders of the Company, these individuals will have significant influence in the election of directors as well as the power to prevent a change of control. The interests of these officers and directors may differ from the interests of the other stockholders.

A decline in the price of gold and other resources will adversely affect our chances of success.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices at historic highs closing at $1342 per ounce on January 24, 2011 as reported on the Chicago Mercantile Exchange. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources could make some exploration projects no longer viable and will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

The Auditor’s Report for fiscal year 2010 states there is substantial uncertainty about the ability of SRC or SRI to continue its operations as a going concern.

In their audit report dated March 31, 2011 included in this annual report, the auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

Management may be unable to implement the business strategy.

The Company’s and SRI’s business strategy is to service the niche market between speculative exploration and large scale production, the latter of which is dominated by industry majors. SRI plans to identify and explore smaller exploration projects that have already been established as project worthy. There is no assurance that we will be able to identify and provide our services to such “project worthy” properties. In addition, even if we find and ultimately develop such project worthy properties, the time and cost of development may exceed our expectations or, when developed, the amount of gold or other precious metals recovered may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

SECURITIES RISKS

There is a limited active trading market for our common stock making our stock vulnerable to significant price and volume fluctuations.

There is currently a limited active trading market for our common stock which is listed and traded on the OTCQB (owned and operated by Nasdaq Stock Market, Inc.). The OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions and other factors. In addition, stock markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of exploration stage companies, which may adversely affect the market price of our common stock in a material manner.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a limited public market for our common stock as only a limited number of shares of our common stock are actively traded in the public market and we cannot give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices. An investor may find it difficult or impossible to sell shares of our common stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price.  In addition, the shares of our common stock are not eligible as a margin security and lending institutions may not accept our common stock as collateral for a loan.

The trading price of our common stock may decrease due to factors beyond our control. These factors may result in substantial losses to investors if investors are unable to sell their shares at or above their purchase price.

The trading price of our common stock is subject to significant fluctuations due to a number of factors, including:

•	our status as an exploration stage company with little operating history
•
no revenues to date, which may make risk-averse investors more inclined to sell their shares in the market more quickly and at greater discounts than may be the case with the shares of a seasoned issuer in the event of negative news or lack of progress and announcements of new projects by us or our competitors

•	the timing and development of services that we may offer
•	general and industry-specific economic conditions including the price of gold and silver
•	actual or anticipated fluctuations in our operating results
•	our capital commitments
•	the loss of any of our key management personnel

In addition, the financial markets have experienced recent extreme price and volume fluctuations. The market prices of securities in this industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance

We are registering an aggregate of 20,000,000 shares of common stock to be issued under the Equity Line of Credit.  The sale of such shares could depress the market price of our common stock.

On February 10, 2011 we filed a registration statement seeking to register an aggregate of 20,000,000 shares of common stock on behalf of Auctus for issuance pursuant to the Equity Line of Credit which amount represents approximately 20% of the currently outstanding shares of our common stock.  The sale of large portions of these shares into the public market by Auctus could depress the market price of our common stock.

Existing stockholders could experience immediate and substantial dilution as to percentage of interest if and when additional shares are issued to Auctus.

The sale of our common stock to Auctus Private Equity Fund, LLC (“Auctus”) pursuant to the Drawdown Equity Facility Agreement may have a dilutive impact on our stockholders as substantial amounts of additional common shares will reduce (dilute) existing stockholders’ interest in the Company. As a result of these new shares, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option with Auctus, the more shares of our common stock we will have to issue to Auctus in order to drawdown on the equity facility. If our stock price decreases, then our existing stockholders would experience greater dilution for any given dollar amount raised through this drawdown facility.

The Drawdown Agreement provides that Auctus will not be issued shares which, at any time, would represent an amount of more than 4.99% of our total outstanding common shares. However, this restriction does not prevent Auctus from selling some of its holdings and then receiving additional shares.  Consequently, Auctus could sell more shares than 4.99% limit while never holding more than 4.99% at any one time. Consequently, even the perceived risk of dilution may cause our stockholders to sell their shares, which may cause additional downward pressure in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock which could further contribute to progressive price declines in our common stock.

Auctus will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common  stock to be issued  under the  Drawdown Equity Facility  Agreement  to Auctus will be purchased at a 5% discount or 95% of the average of the lowest closing bid price of our common stock of any two trading days during the five trading days immediately following our notice to Auctus of our election to exercise our "put" right. Auctus has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price.  If Auctus sells our shares, the price of our common stock may decrease.  If our stock price decreases, Auctus may have a further incentive to sell such shares and will receive more shares as the price per share declines. Accordingly, the discounted sales price in the Drawdown Agreement may cause the price of our common stock to decline and the number of shares needing to be issued to Auctus to increase.

We May Not Have Access to the Full Amount under the Equity Line.

As of March 28, 2011, the closing price of our common stock was $0.045 based on very little volume. There is no assurance that the market price of our common stock will increase substantially in the near future.  The entire commitment under the Equity Line of Credit is $10,000,000 however, at current market prices for our common stock, we would realize only approximately $900,000 from the sale of all 20,000,000 shares registered on behalf of Auctus.  The number of shares that we are registering on behalf of Auctus is substantially lower than the number of common shares we would need to issue in order to have access to the full amount under the Equity Line of Credit.  In addition, we are limited to no more than $500,000 per draw on the Auctus equity line. Therefore, we may not have access to the remaining commitment under the equity line unless the share price of our common stock increases over the next three years.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

Although we are a reporting company and our common shares are quoted on the OTCQB, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained.  Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and a stockholder may be unable to sell his/her common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore causing a partial or complete loss. Furthermore, the OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, investors may have difficulty reselling any of the shares of our common stock they own.

ITEM 2. PROPERTIES

Our corporate offices are located at 3081 Alhambra Drive, Suite 208, Cameron Park, CA  95682. We maintain a field office at 2101 Arrowhead Drive, Suite 101, Carson City, NV 89706. We are currently paying rent of  $750 per month for our corporate offices and $250 per month for our field office. We believe this space is currently adequate however we expect to move into new office spaces located in Cameron Park, CA in the next three months.

Exploration properties are described under “Properties/Interests Acquired”.

ITEM 3. LEGAL PROCEEDINGS

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We have been informed by Mr. Steele that he does not believe the Plaintiff will prevail as to her claims regarding SRC and has answered with affirmative defenses including but not limited to the defense that the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  A former officer of SRC has indemnified the Company from any eventual costs or loss from this lawsuit.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In 2007, our Common Stock was approved for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) where it is traded under the symbol “SELR”.   As of March 28, 2011 the closing bid price of our Common Stock was $0.045 per share.

Price Range of Our Common Stock

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low closing prices reported by the OTCBB for our Common Stock in the periods indicated beginning June 17, 2010 when we consummated the Reorganization with SRI.  The quotations below reflect inter-dealer selling prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

SRC COMMON STOCK	Low	High
June 17, 2010* – June 30, 2010	$0.019	$0.250
July 1, 2010 – September 30, 2010	$0.170	$0.440
October 1, 2010 – December 31, 2010	$0.033	$0.195
January 1, 2011 – March 31, 2011	$0.016	$0.068
*Date of Reorganization between SRC and SRI

Stockholders

As of December 31, 2010, there were approximately 80 holders of record of our Common Stock.  This amount does not include stockholders whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

The transfer agent for SRC’s common stock is Island Stock Transfer, 100 Second Ave. South, Suite 705S, Saint Petersburg, FL 33701.

Our Common Stock is subject to the “penny stock regulation”

Our common stock is currently deemed to be “penny stock”.  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Our securities may be subject to “penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Consequently, the “penny stock rules” may restrict the ability of broker-dealers to buy and sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market.

The Financial Industry Regulatory Authority sales practice requirements may limit stockholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority    (“FINRA”)  has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

On February 8, 2011, our Board of Directors adopted the 2011 Equity Compensation Plan (the “2011 Plan”) which is subject to approval by stockholders.  Under the terms of the 2011 Plan, SRC has allocated up to 10,000,000 shares of its common stock which can be utilized for various equity based incentives including Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to SRC; stock appreciation rights; stock bonuses; and an employee stock purchase plan; all on such terms as are determined by the board of directors.  Our Board will administer the 2011 Plan.  Under the 2011 Plan, options vest at a rate of at least 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). However, in the case of options granted to officers, directors or consultants, the option may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during a period as established by the Company.

If an option holder terminates his/her employment with us or becomes disabled or dies, the option holder or his/her representative will have a certain number of months to exercise any outstanding options.  If we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options or awards and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised or the issuance of the equity award.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.  As of March 18, 2011, options to purchase 1,250,000 shares of common stock had been issued as follows:   750,000 options issued to David Bridgeford and 500,000 options issued to employees for the purchase of SRC restricted common stock.  Such options are subject to forfeiture unless and until the 2011 Plan is approved by SRC stockholders.

Recent Sales of Unregistered Securities

In addition to sales of unregistered securities previously reported by SRC in its Form 10-Q’s and Form 8-K’s, during SRC’s most recent fiscal year ending December 31, 2010, the following securities were issued pursuant to exemptions from registration under the Securities Act. Each of the transactions listed below involved no public solicitations or advertising. Each transaction involved a limited number of Investors each of whom represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the Investors had access to information about SRC’s business and financial condition and was deemed capable of protecting his or her own interests. The shares issued in each transaction were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

In June, 2010 we raised $100,000 through the issuance of promissory notes bearing interest of 5% per annum and due in 24 months. The notes were sold to 3 entities.

On July 23, 2010 we raised proceeds of $75,000 through the private sale of 333,334 shares of our restricted Common Stock at $0.225 per share. The sale was made to one individual in a private transaction without any public solicitation.

On July 30, 2010, we issued 30,000 shares of common stock each to two individuals in partial payment for certain mining claim staking services relating to mining claims now owned by SRI.

On September 3, 2010 we raised proceeds of $37,000 through the private sale of shares of our restricted Common Stock at $0.10 per share. The sale was made to one investor (husband and wife) (“Investor”) in a private transaction without any public solicitation.

On September 20, 2010, we issued 650,000 shares of common stock to one entity in exchange for $50,000. The sale was made to one entity (“Investor”) in a private transaction without any public solicitation.

On September 24, 2010, we issued 500,000 shares of common stock to one entity in payment for certain mineral lease rights relating to mining claims now owned by SRI. The sale was made to one entity in a private transaction without any public solicitation.

On October 5, 2010, we issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note is due and payable on or before April 5, 2011 and can be converted into shares of SRC’s restricted common stock at a conversion rate based upon the market value of SRC’s common stock at the time of conversion. The investor was also issued warrants to purchase 100,000 shares of SRC common stock at an exercise price of $0.50/share. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

On October 25, 2010 we raised $150,000 through the sale of 3,000,000 units (1 share/1 warrant). The warrant has an exercise price of $0.15/share and expires in November 2015 unless SRC’s common stock trades at a price of $0.15/share or greater for 30 consecutive days in which case the warrants must be exercised within 90 days. The sale was made to one individual in a private transaction without any public solicitation.

On November 12, 2010 we raised $65,000 through the private sale of a convertible note to one entity. The note bears interest at 8% per annum and is due October 17, 2011. The conversion price shall be 35% average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity (“Investor”) in a private, negotiated transaction without any public solicitation. On December 28, 2010 we issued another convertible note to this same Investor in the principal amount of $32,500 bearing interest of 8% per annum and due and payable on September 30, 2011.  The $32,500 was received by SRC in January, 2011.

Subsequent to the fiscal year end, SRC raised $45,000 through the issuance of notes payable to two entities. The notes bear interest of 8% per annum and are due May 15, 2011. SRC Issued 300,000 shares of SRC common stock in lieu of payment for legal services.

ITEM 6.  SELECTED FINANCIAL DATA

SRC is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For more detailed financial information, please refer to the audited December 31, 2010 Financial Statements and Notes included in this Form 10-K.

Caution about forward-looking statements

This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We have not included a discussion and analysis of prior June 17, 2010 as those prior periods reflect SRC’s “shell company” status with minimal operations in the music recording business. As of June 17, 2010, SRC was no longer a “shell company” and its business was no longer in the music recording industry.

 We do not undertake to update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of SRC’s business are discussed throughout this Form 10-K and should be considered carefully.

Plan of Operation

SRC is an exploration stage company which operates in the natural resources industry.  Since our inception in 2007 until the Reorganization in June, 2010, we carried on minimal business involving the music recording business and we were deemed a “shell company” under the Securities Act. Since the Reorganization on June 17, 2010, our business changed to focus on the evaluation of various advanced stage mineral exploration projects primarily in Nevada and Montana.

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

Steele Resources, Inc. was incorporated in the state of Nevada on May 27, 2010 as an exploration and mining company which focuses on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, explore and, if warranted, develop and operate mineral exploration properties and to provide mine exploration and operations services to mining properties located initially in the Western United States. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lies between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having multimillion ounce gold mineral reserves. Within this niche market, SRI believes there are a large number of projects in the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

SRI’s business plan will be to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and exploration feasibility, SRI will seek to identify those exploration properties which offer the best potential for producing significant gold and silver reserves and offers favorable conditions for the possible future efficient development of the property to reach a production stage if our exploration results determine such action is warranted.

Once suitable projects are identified, SRI will conduct exploration drilling, prepare feasibility studies, create mine modeling, and perform on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

SRI will provide its mine exploration services in one of two ways. The first way is for SRI to acquire part or all of the mineral rights to a designated property and perform the services listed above. SRI would fund the property exporation and any future development itself and would own all or a substantial portion of the gold production, if any, which might be realized from that particular property, with a royalty paid to the property owner or the mineral rights assignor. This approach would typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

The second approach will be to contract with the property owner or mineral rights holder to provide the services listed above on a contract fee basis which would include a percentage royalty paid to SRI on any gold production which is actually achieved. This approach would have SRI acting in the nature of a general contractor.  SRI would prepare the same type of comprehensive mining exploration plan as described above and assemble the necessary service providers to carry out the plan.

Suitable projects will have the following characteristics:

•	properties located near existing mineral zones initially focusing in the USA;
•	properties having a considerable amount of exploration completed; and
•	properties not of sufficient size for the major mining companies to advance themselves.

On January 27, 2011, SRI entered into a non-binding Letter Of Intent with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The LOI provides for a Joint Venture Agreement ("JV Agreement") which will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The non-binding LOI provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV Agreement. The parties may jointly extend this period, by mutual agreement. In addition, upon signing of the LOI, INCT will advance $500,000 in order to allow SRI to close the Pony and A&P Project lease transactions.  SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will be created to govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV Agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

SRI's current operating plan for this project consists of completion of the geological mapping and geophysics analysis that will establish the exploration drilling phase. This initial phase will cover the first six to nine months of operations. Upon satisfactory completion of this phase and with appropriate mineral deposit indications, the development phase could commence. We do not anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. We do expect the mining operation could begin revenue generation during the second full year of operations. We believe that the funds provided by INCT in conjunction with the matching funds provided by us are sufficient to execute the current operating plan. SRC plans to raise the matching funds for the JV required through the private placement of our equity securities, by way of loans, utilization of the Drawdown Agreement and such other means as the Company may determine. If we are unable to obtain additional funds then according to the terms of the JV agreement, we would be at risk to losing our 50% ownership share.

Based on our current operating plan, we do not expect to generate revenue sufficient to cover our expenses for the foreseeable future. Consequently, we expect to fund our operations primarily from outside investment capital, debt financing in addition to proceeds from the Drawdown Agreement.

Results of Operation

We have not included a discussion and analysis comparing our current financial position and results of operation with periods prior to the Reorganization on June 17, 2010 as management believes a discussion of SRC’s past operations (prior to the Reorganization) would not be helpful in evaluating our new line of business in the natural resources sector commenced as a result of the Reorganization. SRC’s wholly-owned subsidiary, SRI, has been in existence for a short period of time and has conducted only limited operations to date.

Operating Results for the Period May 27, 2010 (SRI’s Inception) to December 31, 2010

During the period from May 27, 2010 (SRI’s inception) through December 31, 2010 neither SRC or its subsidiary SRI had any revenue from operations.  Total exploration stage expenses for the business amounted to $785,937 for the approximately seven month period ended December 31, 2010. Initial exploration costs were $147,771 and general and administrative expenses were $485,078 for the period. G&A expenses included increased operating expenses, reorganization costs and start-up costs of SRC’s operations and property/lease acquisition costs and professional fees were $153,088 consisting primarily of legal and accounting expenses relating to SRI’s reorganization transaction with SRC and preparation of reports filed with the SEC.

We incurred a net operating loss of $785,937 for the seven month period ended December 31, 2010.  The net operating loss is the result of expenses relating to SRI’s reorganization transaction with SRC, increasing general business expenses relating to establishing the Company’s business and lease acquisitions coupled with a lack of revenues to offset these expenses. We had an $18,233 interest expense which resulted in a net loss of $804,170 for the period of May 27, 2010 (SRI’s inception) through December 31, 2010.

Liquidity and Capital Resources

At December 31, 2010, our cash balance was $623.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the Joint Venture Agreement with INCT, the private placement of our equity securities, by way of loans, utilization of the Drawdown Agreement and such other means as the Company may determine.

We expect exploration of suitable projects to commence during the next twelve months but do not expect revenues from this work to cover our current operating expenses which we expect to increase as we implement our business plan. Consequently, we are dependent on the proceeds from the Joint Venture Agreement, the Drawdown Agreement and other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital pursuant to the Drawdown Agreement or other sources, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We may find it necessary to raise additional outside financing which may not be available.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions

Since the Reorganization and through June 30, 2010, we raised $100,000 through the issuance of notes to stockholders.

From July 1, 2010 thru the end of the fiscal year, we raised the following capital. In July, 2010 we raised proceeds of $75,000 through the private sale of shares of our restricted common stock at $0.225 per share; in early September, 2010 we raised proceeds of $37,000 through the private sale of shares of our restricted common stock at $0.10 per share; and in late September, 2010 we raised proceeds of $50,000 through the private sale of shares of our restricted common stock at $0.077 per share. In October, 2010 we raised $25,000 through the issuance of a convertible promissory note due April 5, 2011 bearing interest at 16.9% per annum; in October, 2010 we raised $150,000 through the issuance of units (1share/1 warrant). In November we also raised $65,000 through the private sale of a convertible note.

In addition, in July, 2010 and September, 2010 we issued 30,000 shares and 500,000 shares respectively, in payment of mining claim staking services and payment for certain mineral lease rights.

The valuation of our common stock in these private sales was the fair value of our restricted common stock as determined by the Board of Directors. We did not obtain contemporaneous valuations by an unrelated valuation appraiser because, at the times of the issuances of stock, our efforts were focused on establishing our business and the financial resources for doing so were limited.

Determining the fair value of our restricted stock in the early development stage of our business and the developing public market for our stock since the Reorganization requires various subjective judgments. While we did not utilize any specific methodology, we considered various significant factors in valuing these shares which included the early stage development of our business, the trading value of our common stock, the prospects for our business, the general condition of the gold mining industry and the limited sources of capital available to us. While the Board used its best judgment in evaluating these factors, there is inherent uncertainty in any such valuation.

Tabular Disclosure of Contractual Obligations

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$190,000	$190,000	-0-	-0-	-0-
Operating Lease Obligations	$303,568	$57,544	$220,113	$25,911	-0-
Total	$493,568	$247,544	$220,113	$25,911	-0-

Off-Balance Sheet Arrangements

Since SRI’s inception through December 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a) of the SEC’s Regulation S-K.

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

Exploration Stage Company

Effective May 27, 2010 (date of inception), SRC is considered an exploration stage company as defined in Industry Guide No. 7.  SRC’s exploration stage activities consist of exploring and evaluating several mining properties located in Nevada and Montana. Sources of financing for these exploration stage activities have been primarily debt and equity financing.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Factors we consider important that could trigger a review for impairment include the following:

(a)	significant underperformance relative to expected historical or projected future operating results,

(b)	significant changes in the manner of our use of the acquired assets or the strategy of our overall business, and

(c)	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Deferred Reclamation Costs

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” (now ASC 410-20) which established a uniform methodology for accounting for estimated reclamation and abandonment costs.  The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements.  Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units-of-production method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

Exploration Costs

Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

Mine Development Costs

Mine development costs consist of all costs associated with bringing mines into production, to develop new ore bodies and to develop mine areas substantially in advance of current production. The decision to develop a mine is based on assessment of the commercial viability of the property and the availability of financing. Once the decision to proceed to development is made, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until commercial production commences. After a mine has been brought into commercial production, any additional work on that property will be expensed as incurred, except for large development programs, which will be deferred and depleted.

Reclamation Costs

Reclamation costs and related accrued liabilities, which are based on our interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

Valuation of Derivative Instruments

ASC 815-15 requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We currently account for the issuance of stock options to employees using the fair market value method according to ASC 718, Share-Based Payment.

Adopted Accounting Pronouncements

See Note 1 to the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SRC is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

STEELE RESOURCES CORP.
FINANCIAL STATEMENTS
FOR THE PERIOD FROM MAY 27, 2010(INCEPTION)
THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Steele Resources Corporation

We have audited the accompanying consolidated balance sheet of Steele Resources Corporation (an exploration stage Nevada corporation) and Subsidiary as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from May 27, 2010 (Inception) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steele Resources Corporation and Subsidiary as of December 31, 2010, and the consolidated results of their operations and their cash flows for the period from May 27, 2010 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
March 31, 2011

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31, 2010

ASSETS
Current assets
Cash	$623
Prepaid expenses	1,336
Total Current Assets	1,959

Fixed assets (Note 3)	30,185
Accumulated depreciation	(2,710)
Total Fixed Assets	27,475

Other long-term assets	2,712

Total Assets	$32,146

LIABIITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$66,126
Accrued expenses	108,412
Derivative Liability (Note 4)	52,250
Notes payable (Notes 4 and 5)	145,755
Notes payable – related parties (Note 7)	6,800
Total Current Liabilities	379,343

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- and -0- shares issued and outstanding,
Respectively	-
Common stock, par value $0.001, 900,000,000 shares
authorized, 100,383,334 shares issued and outstanding	14,433
Additional paid-in capital	442,540
Accumulated deficit during exploration stage	(804,170)
Total Stockholders’ Deficit	(347,197)
Total Liabilities and Stockholders’ Deficit	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

May 27, 2010 (Inception) Through December 31, 2010

Revenue	$-

Operating expenses:

Exploration costs	147,771
General and administrative	485,078
Professional fees	153,088
Total operating expense	785,937

Loss from operations	(785,937)

Interest expense	(18,233)

Net loss	$(804,170)

Net loss per share, basic and diluted *	$(0.01)

Weighted average common shares outstanding *	89,642,569

* The calculation of net loss per share, basic and diluted and the weighted average shares outstanding for the period May 27, 2010 through December 31, 2010 has been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common Shares		Additional Paid-in Capital	Accumulated DeficitDuring Exploration Stage	Total
	Number	$			$
Balance, May 27, 2010	-	-	-	-		-

Issuance of shares for cash	57,300,000	$5,730	$9,270	$-		$15,000

Recapitalization due to reverse merger with
Steele Resources, Inc.	38,200,000	3,820	14,950	-		18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	4,353,334	4,353	307,647	-		312,000
Shares issued for exploration costs	530,000	530	104,470	-		105,000

Issuance of warrants with notes payable	-	-	6,203	-		6,203

Net loss				(804,170)		(804,170)
Balance, December 31, 2010	100,383,334	$14,433	$442,540	$(804,170)		$(347,197)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

Cash from Operating Activities:

Net loss	$(804,170)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,710
Amortization of note discount	14,208
Shares issued for exploration costs	105,000
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(1,336)
Increase in accounts payable	65,696
Increase in accrued expenses	108,412
(Increase) in other assets	(2,712)
NET CASH USED IN OPERATING ACTIVITIES	(512,192)

Cash From Financing Activities:
Proceeds from issuance of common stock	327,000
Cash acquired in reverse merger with Steele Resources Corporation	19,200
Proceeds from issuance of notes payable	190,000
Proceeds from issuance of notes payable – related party	27,648
Payments on notes payable - related party	(51,033)
NET CASH PROVIDED BY FINANCING ACTIVITIES	512,815

NET INCREASE IN CASH	623

CASH, BEGINNING	-
CASH, ENDING	$623

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for :
Interest	$-
Income taxes	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company acquired $30,185 of property and equipment through the issuance of notes payable during the period from May 27, 2010 (Inception) through December 31, 2010

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Steele Resources Corporation (formerly Steele Recording Corporation) was incorporated in the state of Nevada on February 12, 2007, at which time it was deemed a “shell company” carrying on minimal operations in the business of producing, acquiring, licensing and distribution of recorded music.

On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”). SRI's The primary business activity of SRC and its subsidiary consists of mining property acquisition, mineral exploration and development and mining services.

Although from a legal perspective, SRC acquired Steele Resources, Inc., from an accounting perspective, the transaction is viewed as a recapitalization of SRI accompanied by the equivalent of an issuance of stock by SRI for the net assets of SRC. This is because SRC did not have operations immediately prior to the merger and, following the merger, SRI is the operating company.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $804,170 from May 27, 2010 (inception) through December 31, 2010 and had a working capital deficiency of $377,384 as of December 31, 2010. The Company does not have sufficient cash at December 31, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of our net loss and our negative working capital position, our independent auditors express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Principles of  Consolidation

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards  Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new authoritative source that took existing accounting pronouncements and organized them by accounting topic. Relevant  authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff  interpretations and administrative literature was also in the ASC. All other accounting guidance not included in the ASC is nonauthorititave. The adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.

Exploration Stage Enterprise

The Company is in the exploration stage of operation, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash balances.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight line depreciation methods. Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Mining Exploration Costs

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the period from May 27, 2010 (inception) through December 31, 2010.  The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Net (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

New Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of December 31, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and was effective for the first interim or annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which changes the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective January 1, 2010 and did not have a material impact on our financial statements.

NOTE 2.  PROPERTIES

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

NOTE. 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2010:

Vehicles	$30,185
30,185
Less: Accumulated Depreciation	(2,710)
$27,475

NOTE 4. DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

In October 2010, the Company issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note is due and payable on or before April 5, 2011 and can be converted into shares of SRC’s restricted common stock at a conversion rate based on 60% of the market value of SRC’s common stock at the time of conversion. The investor was also issued warrants to purchase 100,000 shares of SRC common stock at an exercise price of $0.50/share maturing in October 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation. As of December 31, 2010, interest payable on these notes totaled $1,053.

In November 2010 the Company issued a convertible note for $65,000 to one entity. The note bears interest at 8% per annum and is due October 17, 2011. The conversion price shall be 35%  of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. As of December 31, 2010, interest payable on these notes totaled $869.

These notes were evaluated using Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”)” and it was determined that the embedded conversion should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•	Level 1 – quoted in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through cooboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features			(52,250)	(52,250)

Derivative liability for conversion features was valued using Monte Carlo Simulation.

The following is a reconciliation of the derivatives liability

Issuance of instruments	52,250
Decrease in value	-
Value at December 31, 2010	52,250

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

The components of the convertible notes payable are as follows as of December 31, 2010:

	Principal Amount	Unamortized Discount	Net
Convertible notes payable	$90,000	$(44,245)	$45,755

NOTE 5. NOTES PAYABLE

On June 24, 2010, the Company issued three promissory notes payable for a total of $100,000. The notes bear simple interest at an annual rate of 5% and the principal and accrued interest are payable on June 23, 2011. Upon the occurrence of an event of default, which shall include voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing hereunder shall, automatically, be immediately due, payable and collectible by the lenders pursuant to applicable law. As of December 31, 2010, interest payable on these notes totaled $2,603.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,544, $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2011, 2012, 2013, 2014, 2015 respectively. Total rental expense was $16,786 for the year ended December 31, 2010.

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

Contractual Matters

On June 9, 2010, SRI entered into an agreement with Riggs and Allen Mineral Development LLC, which performed services relating to property staking at the Comstock-Tyler project. SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000. Continued use of the land owned by the BLM (see Note 2) will require annual payments by the Company to the BLM.

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

On July 1, 2010, the Company effected a 10 for 1 forward split of its common stock.

Warrants outstanding at December 31, 2010 are as follows:

Shares	Exercise Price	Maturity
100,000	$0.50	Oct 2013
3,000,000	$0.15	Nov 2015

NOTE 8.  RELATED PARTY TRANSACTIONS

During June and July 2010, expenses of approximately $29,000, which are included in general and administrative expenses, were paid on behalf of SRC by an entity which is controlled by the Company’s CEO. These advances were repaid in July 2010.

In August 2010, the Company issued three promissory notes to an officer and director of the Company for a total of $20,848. The notes bore no interest and were repaid in October 2010.

In August 2010 the Company issued a note payable to an individual who is related to an officer and director of the Company in the amount of $7,000 for the purchase of a vehicle. The note had a 3% annual interest rate and was repaid in October 2010.

In August 2010 the Company entered into a lease/purchase agreement with an officer and director of the Company for a vehicle, for $23,185. The lease/purchase agreement had a 0% annual interest rate and was paid off in October 2010.

In September 2010 the Company issued a promissory note to an officer and director of the Company for  $2,000. The notes bore no interest and were repaid in October 2010.

The Fairview Hunter Project lease was acquired from a company of which Scott Dockter (CEO of the Company) is a majority stockholder and David McClelland (a Director of the Company) is a less than 5% stockholder. Mr. Dockter, Mr. McClelland and Chris Whitaker (a Director of SRI) serve as directors of Assignor. The transaction was approved unanimously by both the Board of Directors of SRI and the Company with Mr. Dockter abstaining from such votes. SRC issued 500,000 shares of restricted common stock valued at $75,000 for this acquisition in September 2010. This amount is included in Exploration costs in the accompanying financial statements.

NOTE 9. NAME CHANGES

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

NOTE 10. SUBSEQUENT EVENTS

On November 3, 2010 SRI entered into a non-binding Letter Of Intent with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”).  Upon satisfactory completion of due diligence and securing project financing, SRI and the individual Lessors entered into a Mineral Lease Agreement With Option to Purchase (the “Pony Lease”) effective February 4, 2011. The Pony Lease provides for a six year lease period with an initial payment of $300,000, which SRI paid upon signing, and an annual lease payment of $500,000 for the next five years. The Leasors will also have a 2% Net Smelter Return (“NSR”) on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

On November 22, 2010 SRI entered into a non-binding Letter Of Intent with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P") located in the Pony Mining District in Montana. Upon satisfactory completion of due diligence, SRI entered into a definitive agreement on February 22, 2011, for a five year mineral lease, with an initial payment of $200,000 and an annual commitment of $100,000.00 for the next five years. The Leasors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, SRI will own the A&P Project outright without any further compensation.

On January 14, 2011, we entered in to a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), one of the Selling Stockholders.  In accordance with the Agreements, Auctus has committed, subject to certain conditions set forth in the Agreements, to purchase up to $10 million of the Company’s common stock over a term of up to three (3) years.  Although the Company is not mandated to sell shares under the Agreements, the Agreement gives the Company the option to sell to Auctus shares of common stock at a per share purchase price of equal to 95% of the average of the lowest closing bid price of the common stock of any two trading days during the five trading days following the Company’s delivery of a Drawdown Notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The floor price shall be a minimum price determined by the Company or 75% of the average closing price of the stock over the preceding ten (10) trading days prior to the Notice and can be waived at the discretion of the Company.  The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of (i) an amount of the shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on the 10 days preceding the Notice date.

Auctus is not required to purchase the shares unless: a) the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended; and b) under certain conditions which are set forth in the Agreements, and which are outside of Auctus’ control.  The Company is obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1, of which this Prospectus forms a part of, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.  The Company has agreed to pay Auctus an aggregate amount of $10,000 as an origination fee with respect to the transaction.

On January 27, 2011, 2010 SRI entered into a non-binding Letter Of Intent with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The LOI provides for a Joint Venture Agreement ("JV") which will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The non-binding LOI provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. The parties may jointly extend this period, by mutual agreement. In addition, upon signing of the LOI, INCT will advance $500,000 in order to allow SRI to close the Pony and A&P Project lease transactions.  SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

On February 7, 2011, INCT completed its initial funding to the JV pursuant to the LOI in the amount of $300,000 with the proceeds being used to close the definitive lease agreement covering the Pony Project. On March 23, 2011, INCT, through one of its investors, completed a second funding to the JV in the amount of $250,000, with the proceeds being used to close the definitive lease agreement covering the A&P Project.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2010, SRC’s Board of Directors took action to replace its certifying accountants, Seale and Beers, CPAs, with the accounting firm of Rose, Snyder & Jacobs, A Corporation of Certified Public Accountants ("RSJ"), 15821 Ventura Blvd., Suite 490, Encino, CA 91436. The engagement of RSJ was effective on July 12, 2010.

During the two fiscal years ended December 31, 2009 and 2008 and as of July 9, 2010, there were no disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, CPAs, would have caused them to make reference in connection with their report to the subject matter of the disagreement. Furthermore, Seale and Beers, CPAs has not advised the Company of any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

The report of the independent registered public accounting firm of Seale and Beers, CPAs as of and for the years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. However, the reports contained a “going concern” paragraph.

Prior to RSJ's engagement, SRC did not consult with that firm as to the type of audit opinion that might be rendered on SRC’s financial statements nor did RSJ provide any written or oral advice relating to any accounting, auditing or financial issue relating to SRC regarding any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•
Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of four members and may be expanded to as many as seven members under the Company’s Articles of Incorporation and By-Laws.

•	Inappropriate Segregation of Duties, as the same Director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of four members. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Director Since

A. Scott Dockter	53	President, CEO and Chairman	7/9/2010
David McClelland	45	Vice President and Director	7/1/2010
Pauline Schneider	55	Director	7/1/2010
Peter Kristensen	48	Director	5/18/2010
David Bridgeford	57	CFO and Secretary	-

A. Scott Dockter was retained as a consultant of SRC on June 17, 2010 to assist the Company in property evaluation and exploration as a result of the Company’s new business focus after the Reorganization with SRI. On July 9, 2010 Mr. Dockter was appointed as a Director and became CEO and President of SRC. Mr. Dockter is a Director of SRI and became its CEO and President on July 29, 2010. SRI is the Company’s wholly-owned subsidiary formed to acquire leases in and provide pre-production services to exploration properties located in Nevada and Montana. Mr. Dockter is the Founder and Chief Executive Officer of DuraRock Resources, Inc. (“DuraRock”) which is a company formed to acquire leases in and provide pre-production services to exploration properties located in Nevada. Mr. Dockter will continue to serve as a Director and officer to DuraRock however his primary activities for the foreseeable future will be in assisting the Company in establishing its business. He has more than 30 years of experience in large scale mining and excavation projects. He has extensive experience within the North American mining and investment communities and is intimately familiar with all facets of moving projects from grass roots exploration to full scale production. He previously served as the CEO and Chairman of the Board for Firstgold Corp., a public reporting company, from December 2000 to January 2008 and served as COO from January 2008 to July 2009 when he left Firstgold’s employment. Subsequent to Mr. Dockter’s departure, Firstgold filed for Chapter 11 bankruptcy protection on January 27, 2010 and is currently in reorganization. He has also served as President of Orion Resource and Exploration, as well as managing partner for ASDI, LLC which are both involved in gold mine exploration and development. He has operated various businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and subdivisions. Mr. Dockter has also been a real estate developer and worked on oil & gas projects. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. In June 2001, Mr. Dockter pleaded guilty to one felony charge of environmental pollution under the federal Clean Air Act. The charge related to the release in the summer of 1995 of a hazardous material (asbestos) at a demolition project conducted by a company of which he was then the CEO.

David McClelland was appointed a Director and Vice President as of July 1, 2010 as a result of the Reorganization. Mr. McClelland also serves as a Director of SRI and served as President and CEO of SRI until July 29, 2010.  He is also Vice President of DuraRock Resources, Inc., however, he expects to spend the majority of his time fulfilling his duties as President of SRI. Mr. McClelland has more than 25 years of experience in the construction and mining industries. His extensive engineering, exploration, and operation background are key elements as the Company’s business strategy of pursuing exploration projects in the Nevada area. He was a shift supervisor for Firstgold from October, 2008 to June, 2009. He has owned and operated his own exploration company, is currently a licensed contractor in the state of Nevada, and brings a considerable amount of industry “know how” to the Company’s team.

Pauline Schneider was appointed as the Chief Financial Officer and Corporate Secretary of SRC on June 17, 2010 as a result of the Reorganization and was appointed a Director as of July 1, 2010. On January 17, 2011 she resigned from her positions as the CFO and Secretary of SRC. During the past seventeen years, Ms. Schneider has served in an executive capacity with several private and public companies and since June 2008 has been an independent consultant to various corporations for which she provides accounting and business advisory services.  From May 2007 through June 2008 she served as a management consultant for House of Taylor Jewelry, Inc., a public company where she was the Chief Financial Officer from October 2005 through April 2007. As CFO of House of Taylor Jewelry, Ms. Schneider was responsible for all accounting, administrative and financial reporting functions, including SEC compliance and listing on the Nasdaq National Market.  House of Taylor Jewelry filed for Chapter 7 bankruptcy in November, 2008, 18 months after Ms. Schneider’s resignation as CFO. Ms. Schneider served as Vice President of Finance for PRB Gas Transportation Inc. from June 2004 through August 2005 where she saw the company through three rounds of private financing, an initial public offering, two material acquisitions, and listing on the American Stock Exchange.

Peter Kristensen was appointed as a Director of the Company and as President /CEO of the Company on May 18, 2010. He resigned as President/CEO of the Company on July 9, 2010. Mr. Kristensen is an international consultant to the alternative energy sector, with many years of executive management experience including serving on the Board of Directors of several companies. He has an extensive background in corporate reorganizations, finance and business development. Mr. Kristensen received his Bachelors of Science Degree in Geophysical Engineering in 1985 from the University of Utah. Mr. Kristensen is not currently an officer or director of any other reporting company.

David Bridgeford was appointed as the Chief Financial Officer and Corporate Secretary of SRC on January 18, 2011. Mr. Bridgeford is a senior financial executive with more than 30 years of diverse operations experience, in both public and private companies. He served most recently from January 2008 to May 2010 as the CFO of Jadoo Power Systems, Inc. which is a development stage power supply company focused on hydrogen fuel cells for emergency backup power for both military and commercial customers. From June 2002 to June 2007 Mr. Bridgeford served as CFO for Ample Communications, Inc. which was a fabless semiconductor company operating in the PC and telecommunications data transmission industries. From July 1996 to June 2002 he served as the Controller for Level One Communications, a public fabless semiconductor company operating in the computer/networking space. Prior to these positions Mr. Bridgeford held several financial/accounting related positions with several companies beginning in 1977. Mr. Bridgeford holds an Accounting MBA from the University of Puget Sound.

Directors serve for a one-year term or until his or her successor is elected and qualified. Our Bylaws currently provide for one to seven directors with four directors being the current authorized number. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

Our board of directors has four directors and has established an Audit Committee, as its sole standing committee. Our board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. At the present time the board has determined that neither of the directors who serve on the Audit Committee would be deemed as “independent” under the definition set forth in the listings of the NASDAQ Stock Market, Inc., (NASDAQ”) which is the definition our Board has chosen to use for the purposes of determining independence.  In addition, our board has determined that one member of its Audit Committee, meets the standards for independence set forth in the listing standards of the NASDAQ Stock Market, Inc. Consequently, we do not yet meet the requirement of independence for all audit committee members set forth in the Securities Exchange Act of 1934, as amended, including the rules and regulations promulgated under that Act. Pursuant to an exemption provided under the NASDAQ regulations, we expect to have all independent members of the Audit Committee within the current fiscal year.

Audit Committee

The Audit Committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.  The Audit Committee does have a Charter under which it operates. Our audit committee consists of Mr. Kristensen who serves as chairman and Ms. Schneider.  Ms. Schneider has been designated as the Audit Committee’s “audit committee financial expert” under the federal securities laws. Due to the fact that we are in our initial business stage and have not yet assembled our complete management team, the Audit Committee currently does not have exclusively disinterested directors as members. While neither Mr. Kristensen or Ms. Schneider are officers of SRC, both held officer positions during the last 3 years and, consequently, under NASDAQ’s definition of “independent director” would not be deemed independent.

Compensation and Nominations Committees

We currently have no Compensation or Nominating Committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors. Due to SRC’s limited previous operations and the recent Reorganization of SRC’s business, the SRC Board has limited resources and operations to work with. Consequently the Board believes that at the present time it is both reasonable and expedient that the full Board review and set executive compensation and nominations to the Board. In light of the above, both Mr. Dockter and Mr. McClelland and Ms. Schneider, as Directors, participated in the determination of compensation to be paid to them.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Steele Resources Corporation, 3081 Alhambra Drive, Suite 208, Cameron Park, CA 95682, who will forward the communication to the intended director or directors.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark “CONFIDENTIAL” on any envelope or package submitted or, if an e-mail communication, request the Director’s personal e-mail address to send your communication rather than SRC’s general e-mail address.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company and SRI.  We will provide any person, without charge, a copy of this Code.  Requests for a copy of the Code may be made by writing to Steele Resources Corporation, 3081 Alhambra Drive, Suite 208, Cameron Park, CA 95682 Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of SRC’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, SRC believes that, during the fiscal year ended December 31, 2010, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

On September 24, 2010 a corporation of which Mr. Dockter is an officer/director, acquired shares of SRC. He did not file a Form 4 reporting this transaction until November 15, 2010.

Mr. McClelland’s spouse acquired shares of SRC stock on November 30, 2010 and December 29, 2010. He filed a Form 5 regarding such acquisitions on February 14, 2010.

Limitation of Liability and Indemnification Matters

SRC’s bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents so long as such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of SRC. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by SRC in advance of the final disposition of such action, suit, or proceeding upon authorization of the Board of Directors and receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by SRC as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Nevada law generally provides that a corporation shall have the power of indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by SRC’s Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees

Our Board of Directors held 11 meetings during the fiscal year ended December 31, 2010 and acted by unanimous written consent on 7 occasions.  Each nominee who was a director during fiscal year 2010 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he/she served.

 Attendance of Directors at Annual Meetings of Stockholders

SRC has a policy of encouraging, but not requiring, directors to attend SRC’s annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of SRC’s Principal Executive Officer during the fiscal years ended December 31, 2010 and 2009 and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value/ Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mack Steele (CEO)(1)	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Peter Kristensen (CEO)(2)	2010	7,500	-0-	-0-	-0-	-0-	-0-	-0-	7,500

Scott Dockter (CEO)(3)	2010	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000

David McClelland (VP)(4)	2010	66,000	-0-	-0-	-0-	-0-	-0-	2,000 (7)	68,000

Pauline Schneider (CFO)(5)	2010	58,367	-0-	-0-	-0-	-0-	-0-	-0-	58,367

David Bridgeford (CFO)(6)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Steele served as the PEO until May 17, 2010.
(2) Mr. Kristensen served as PEO from May 18, 2010 to July 8, 2010.  Salary amount was accrued.
(3) Mr. Dockter became PEO on July 9, 2010. Mr. Dockter will be paid an annual salary of $144,000. Salary amount includes $60,000 of accrued salary.
(4) Mr. McClellan became an officer of SRC on July 1, 2010. Mr. McClelland will be paid an annual salary of $132,000. Salary amount includes $27,500 of accrued salary.
(5) Ms. Schneider served as PFO from June 17, 2010 to January 17, 2011. Salary amount includes $33,367 of accrued salary.
(6) Mr. Bridgeford will be paid an annual salary of $112,500 commencing January 18, 2011.
(7) Amount reflects use of a home rented by the Company based on $500/month value.

Current and future compensation to SRC’s officers and Directors will be determined and approved by the Company’s Board of Directors. The Company may also enter into employment agreements with certain of its key executives and employees however no such agreements currently exist.

2011 Equity Incentive Plan

On February 8, 2011 the SRC Board of Directors adopted the 2011 Steele Resources Corporation Equity Incentive Plan (the”Plan”). The Board allocated 10,000,000 shares of SRC’s common stock to be issued pursuant to the Plan. The Plan allows SRC to grant stock options, stock bonuses, stock appreciation rights and employee stock purchase plan. The Plan will initially be administered by the SRC Board. The Plan has a term of 10 years and is subject to stockholder approval.

Options/SAR Grants in Last Fiscal Year

SRC did not grant any options or other based compensation during the fiscal year ended December 31, 2010 to any Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

SRC had no equity, long-term compensation or retirement plans or stock incentive plans at the 2010 fiscal year-end.

Employee Pension, Profit Sharing or Other Retirement Plans

SRC does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

At present we do not pay our directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.  SRC’s Directors were not paid any compensation during fiscal year 2010 for services as a Director.

Compensation Discussion and Analysis

Compensation of Executive Officers

The Board of Directors will initially supervise our executive compensation program for named individuals. During 2010 only one member of the Board was a non-employee director. When a Compensation Committee is formed members of our management will not attend executive sessions of the Committee but will, upon request, provide input regarding their performance to the Committee.  The Board has not engaged any outside compensation consultants and has not delegated its authority to anyone.

During the fiscal year 2011 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as an exploration stage company during the current fiscal year.  However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted.  Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Board will determine compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during 2010 include: Chief Executive Officer, Vice President and the Chief Financial Officer.  Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

Our Board will administer four elements for named executive officers’ compensation: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity), and benefits.  The total compensation package will reflect the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders.  Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company.  When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

For the purpose of determining short-term incentives, performance is measured by two variables: contribution to and leadership in the development of the Company’s core service business and exploration properties and contributions to the potential business and financial success of the Company.  These variables are considered by the Board to be the cornerstones for the creation of long-term stockholder value. The Board also evaluates the general economic and market conditions when applying these measurements.  The Board believes that it is in the best interest of our stockholders to have a part of total compensation “at-risk” and dependent upon our future performance.

Historically, there have been few directly comparable public companies in the US gold mining field.  Many of our competitors are much larger companies that are not directly comparable in size, geographic coverage, and scope of production. Therefore, a direct peer group comparison is not comparable and salary survey information from multiple sources will be used to supplement available company data.

Base Salary

The base salaries for executive officers will be evaluated annually after the completion of each fiscal year. It is adjusted as required to be competitive with the external market, job responsibilities, and the individual’s performance in their job and is subject to any employment agreement or compensation arrangements with that individual.

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after completion of the 2010 fiscal year.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

The Company plans to adopt a Stock Option Plan during the 2011 fiscal year. The Board may evaluate and adopt other inventive plans and retirement plans in order to allow its officers and employees to participate in the Company’s long-term success.

Benefits

Officers are entitled to participate in all benefits provided to employees of SRC and/or SRI. At the present time, such benefits are minimal.

Employment Agreements

There are no employment agreements for any officer of the Company at this time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of March 28, 2011, the ownership of SRC’s common stock by each person known  to be the beneficial owner of more than 5% of SRC’s  outstanding common stock, its current directors, and its executive officers and directors as a group.  To SRC’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially		Percent Of Class	Title Of Class
A.Scott Dockter, CEO and Director	29,335,500		29.2%	Common
Peter Kristensen, Director	14,800,000		14.7%	Common
Pauline Schneider, Director(1)	-0-		--	--
David McClelland, Director	24,230,000	(2)	24.1%	Common
David Bridgeford, CFO	250,000	(3)	*	Common
All Executive Officers and Directors as a group (4 people)	68,365,500		68.1%
* Represents less than 1%.

(1) Ms. Schneider resigned as CFO on January 17, 2011.
(2)Amount includes 251,050 shares of common stock held by Mr. McClelland’s wife for which he disclaims beneficial ownership.
(3)Mr. Bridgeford has been granted options to purchase 750,000 shares of which 250,000 shares issuable under stock options are currently exercisable.

Controlling Stockholders of SRC

The Directors of SRC currently own an aggregate of 68,365,500 shares of SRC’s outstanding common stock, representing over 68% of SRC’s outstanding shares of stock and will represent at least 56% ownership, even if the maximum number of shares currently being registered on behalf of Auctus are sold.  Consequently, Mr. Dockter, Mr. Kristensen and Mr. McClelland are currently able to elect all the directors of SRC and SRI and approve or disapprove any corporate action requiring a majority stockholder approval.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 18, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans to be approved by security holders	1,250,000	$0.058	8,750,000
Equity compensation plans not approved by security holders	N/A
TOTAL	1,250,000	$0.058	8,750,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

On May 17, 2010, the Company’s Board agreed to transfer 100% of the membership interests in the Company’s subsidiary, Steele Land Investments LLC to Mack Steele in full and final payment of all amounts previously advanced by Mr. Steele to the Company through the Closing Date of the above referenced Reorganization. The advances repaid amounted to $64,884 through June 17, 2010.

On June 14, 2010 the Board of Directors of SRI approved a consulting agreement with Pauline Schneider. The consulting agreement provides for Ms. Schneider to be paid $140/hour for services rendered as a consultant to SRI from June 4, 2010 to June 18, 2010. Upon her appointment as CFO on June 17, 2010, Ms. Schneider was paid a salary of $8,332 per month. This agreement was terminated upon Ms. Schneider’s resignation as CFO on January 17, 2011.

During June and July 2010, expenses of approximately $29,000, which are included in general and administrative expenses, were paid on behalf of SRC by an entity which is controlled by the SRC’s CEO.  These advances were repaid in July 2010. At December 31, 2010, there is approximately $27,000 of prepaid expense – related party on the SRC’s balance sheet associated with this entity.

Commencing in September, 2010 SRC rented a house in Cameron Park, CA for use by employees while working at SRC’s corporate office. The house is rented on a month-to-month basis with rent ranging from $500 - $750 depending on the number of employees utilizing the house in the month. Mr. McClelland has utilized this house for one or more days each month.

In August 2010, SRC issued three promissory notes to Mr. McClelland for a total of $20,848.  The notes bore no interest and were repaid in October and November 2010.

In August 2010, SRC issued a note payable to Mr. McClelland in the amount of $7,000 for the purchase of a vehicle. The note had no stated interest rate and was repaid in November 2010.

In September 2010, SRC purchased a vehicle from Mr. McClelland for $23,185. This amount was paid in full in November 2010.

On September 24, 2010 SRC’s wholly owned subsidiary, SRI, entered into an Asset Purchase Agreement and Assignment of Contract pursuant to which SRI acquired the mineral lease rights to explore the Fairview Hunter Gold Exploration Project (the “Fairview Hunter Project”). The Fairview Hunter Project lease was acquired from Durarock Resources, Inc., a company of which Scott Dockter (CEO of SRC) is a majority stockholder and David McClelland (a Director of SRC) is a less that 5% stockholder. Mr. Dockter, Mr. McClelland and Chris Whitaker (a Director of SRI) serve as directors of Durarock. The transaction was approved unanimously by both the Board of Directors of SRC and SRI with Mr. Dockter abstaining from such votes.

Through December 31, 2010 Mr. Dockter was paid a total of $9,004 for expenses relating to the use of his private plane for Company business travel.

Except for the above transaction, since the inception of SRI on May 27, 2010 through December 31, 2010 there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

•	a Director or Officer;
•	any nominee for election as a director;
•	any principal security holder identified in the preceding “Security Ownership of Certain Beneficial Owners and Management” section; or
•	any relative, spouse, or relative of such spouse, of the above referenced person.

The Reorganization transaction involved Mr. Dockter and Mr. McClelland who were, at the time, major stockholders of SRI. However, prior to the Reorganization, neither Mr. Dockter nor Mr. McClelland was a Director, Director nominee, officer or stockholder of SRC.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our Board of Directors.  In the event a member of the Board of Directors is a related party, that member will abstain from the vote.

Director Independence

As of March 28, 2011, none of the four current SRC Directors would be deemed “independent” under the applicable NASDAQ definition. While two of the Directors, Mr. Kristensen and Ms. Schneider, are no longer officers or employees of SRC, both have served as an executive officer of SRC during the past three years. SRC anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

As stated elsewhere in this 10-K report, SRC has a separate Audit Committee which did not meet during the second half of the 2010 fiscal year. The functions of the Audit Committee include reviewing and evaluating the efforts of SRC’s independent auditors and the review and authorization of all non-audit fees incurred by SRC.

The Audit Committee has reviewed and discussed with SRC’s management the audited consolidated financial statements as of and for the period ended December 31, 2010.

The Committee will also discuss with Rose, Snyder & Jacobs, SRC’s independent auditors (“RS&J”), the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Committee has received and reviewed the written disclosures and the letter from RS&J required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with RS&J its independence.

Based on the reviews and discussions referred to above the Audit Committee has approved the audited financial statements referred to above be included in SRC’s Annual Report on Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.

The material contained in this Audit Committee Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of SRC under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

SRC’s independent public accountants for the last completed fiscal year ended December 31, 2010, were Rose, Snyder & Jacobs. SRC’s independent public accountants for the fiscal year ended December 31, 2009, were Seale and Beers, CPAs (“S&B”). The Board anticipates that representatives of RS&J will not be present at the Annual Meeting.

Principal Accountant’s Fees and Services

During SRC’s fiscal years ended December 31, 2009 and December 31, 2010, SRC was billed the following aggregate fees by S&B, its former independent accountants and RS&J, its current independent public accountants.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RS&J and S&B to SRC for professional services rendered for the audit of SRC’s financial statements for the fiscal year, and for services provided by RS&J and S&B in connection with statutory or regulatory filings for the fiscal year, were $16,000 billed by RS&J for the fiscal year ended December 31, 2010 and $6,000 billed by S&B for the fiscal year ended December 31, 2009.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

During fiscal year 2010, RS&J did not bill for Audit Related Fees. In fiscal year 2009, S&B did not bill any amount for Audit Related Fees.

Tax fees

This category consists of professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. In fiscal year 2010, RS&J billed $0 for Tax Fees, however, $300 was paid to another accounting firm.  In fiscal year 2009, S&B billed $175 for Tax Fees.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, SRC did not have a separate Audit Committee during the 2010 fiscal year. Consequently, all of the services performed by RS&J and S&B for the fiscal years 2010 and 2009 were reviewed and approved by SRC’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.  Services performed by RS&J commencing in January, 2011 will be reviewed and approved by the Audit Committee.

Pre-Approved Policies and Procedures

Prior to retaining RS&J to provide services in the current fiscal year (beginning January 1, 2011), the Audit Committee will first review and approve RS&J’s fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. SRC’s pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of RS&J for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the fiscal year ended December 31, 2010 are included with this report.

(b)	Exhibits

Exhibit No.                      Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
10.1(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.2(3)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
14(5)	Code of Business Conduct and Ethics
21	Subsidiaries of Steele Resources Corporation
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
(1) Filed as an exhibit to registrant’s Form 8-K filed on June 21, 2010.
(2) Filed as an exhibit to registrant’s SB-2 registration statement filed on June 22, 2007.
(3) Filed as an exhibit to registrant’s Form 8-K filed on September 30, 2010.
(4) Filed as an exhibit to registrant’s Form 8-K filed on January 21, 2011.
(5) Filed as an exhibit to registrant’s Form S-1 registration statement filed on February 10, 2011.
(6) Filed as an exhibit to registrant’s Form 8-K filed on March 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORP.

Date: March 31, 2011	By /s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	March 31, 2011
A.Scott Dockter	Chief Executive Officer

/s/ David Bridgeford	Secretary and
David Bridgeford	Chief Financial Officer	March 31, 2011
(Principal Financial &
Accounting Officer)

/s/ Pauline Schneider	Director	March 31, 2011
Pauline Schneider

/s/ Peter Kristensen	Director	March 30, 2011
Peter Kristensen

/s/ David McClelland	Director	March 31, 2011
David McClelland