Form 10-Q
period 2011-03-31
STEELE RESOURCES CORP
filed 2011-05-16
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       333-143970

STEELE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3081 Alhambra Drive, Suite 208 Cameron Park, CA	95682
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(530) 672-6225

_________________
 (Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares of the issuer’s common stock outstanding as of May 2, 2011 was 33,877,778.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2011 (Unaudited) and the Period From May 27, 2010 (Inception) through March 31, 2011	5

Condensed Statement of Stockholders' Deficit for the Quarter ended March 31, 2011 (Unaudited) and the Period From May 27, 2010 (Inception) through March 31, 2011	6

Condensed Consolidated Statement of Cash Flows for the Quarter ended March 31, 2011 (Unaudited) and the Period From May 27, 2010 (Inception) through March 31, 2011	7

Notes to Condensed Consolidated Financial Statements	8

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$51,517	$623
Prepaid expenses	3,570	1,336
Total Current Assets	55,087	1,959

Fixed assets	58,358	30,185
Accumulated depreciation	(5,225)	(2,710)
Total Fixed Assets	53,133	27,475

Other long-term assets	2,712	2,712

Total Assets	$110,932	$32,146

LIABIITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$115,411	$66,126
Accrued expenses	125,939	108,412
Derivatives liability	140,464	52,250
Notes payable	214,301	145,755
Notes payable – related parties	-	6,800
Other Liabilities	540,000	-
Total Current Liabilities	1,136,115	379,343

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 33,711,111 and 33,461,111 shares
issued and outstanding, respectively	15,183	14,433
Additional paid-in capital	479,903	442,540
Accumulated deficit during exploration stage	(1,520,269)	(804,170)
Total Stockholders’ Deficit	(1,025,183)	(347,197)
Total Liabilities and Stockholders’ Deficit	$110,932	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2011	May 27, 2010 (Inception) Through March 31, 2011

Revenue	$-	$-

Operating expenses:

Exploration costs	362,287	510,058
General and administrative	194,368	679,446
Professional fees	58,285	211,373
Total operating expense	614,940	1,400,877

Loss from operations	(614,940)	(1,400,877)

Interest expense	(45,445)	(63,678)
Change in value of derivative	(55,714)	(55,714)

Net loss	$(716,099)	$(1,520,269)

Net loss per share, basic and diluted *	$(0.02)

Weighted average common shares outstanding *	33,680,556

*The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 reverse split that was effective on May 2, 2011.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 TO  MARCH 31, 2011
(UNAUDITED)

	Common Shares
	Number	$	Additional Paid-in Capital	Accumulated Deficit During Exploration	Total
Balance, May 27, 2010	-	-	-	-	-

Issuance of shares for cash	19,100,000	$5,730	$9 ,270	$-	$15,000

Recapitalization due to reverse merger with Steele Resources, Inc.	12,733,333	3,820	14,950	-	18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	1,451,111	4,353	307,647	-	312,000
Shares issued for exploration costs	176,667	530	104,470	-	105,000

Issuance of warrants with notes payable	-	-	6,203	-	6,203

Net loss				(804,170)	804,170)
Balance, December 31, 2010	33,461,111	$14,433	$442,540	$(804,170)	$(347,197)

Issuance of shares for:
Legal fees	100,000	300	8,700		9,000
With notes payable	150,000	450	14,600		15,050
Share-based compensation	-		14,063		14,0636

Net loss				(716,099)	(716,099)
Balance, March 31, 2011	33,711,111	$-	$-	$(1,520,269)	$(1,025,183)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2011
(UNAUDITED)

	Three Months Ended March 31, 2011	May 27, 2010 (Inception) Through March 31, 2011
Cash from Operating Activities:
Net loss	$(716,099)	$(1,520,269)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,515	5,225
Amortization of note discount	38,596	52,804
Shares issued for exploration costs	-	105,000
Stock-based compensation	14,063	14,063
Change in value of derivative	55,714	55,714
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(2,234)	(3,570)
Increase in accounts payable	58,285	123,980
Increase in accrued expenses	17,527	125,940
(Increase) in other assets	-	(2,712)
NET CASH USED IN OPERATING ACTIVITIES	(531,633)	(1,043,825)

Investing Activities:
Purchase of leasehold improvements	(28,173)	(28,173)

Cash From Financing Activities:
Proceeds from issuance of common stock	-	327,000
Cash acquired in reverse merger	-	19,200
Cash from joint venture funding partner	540,000	540,000
Proceeds from issuance of notes payable	32,500	225,500
Proceeds from issuance of notes payable – related party	45,000	72,684
Payments on notes payable - related	(6,800)	(57,869)
NET CASH PROVIDED BY FINANCING ACTIVITIES	610,710	1,123,515

NET INCREASE IN CASH	50,894	51,517

CASH, BEGINNING	623	-

CASH, ENDING	$51,517	$51,517

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for :
Interest	-	-
Income taxes	-	-

The Company acquired $30,185 of property and equipment through the issuance of notes payable during the period from May 27, 2010
 (Inception) through March 31, 2011

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business Activity

Steele Resources Corporation (formerly Steele Recording Corporation) ("SRC" or the "Company") was incorporated in the state of Nevada on February 12, 2007. On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. The primary business activity of SRC and its subsidiary consists of mining property acquisition, mineral exploration and development and mining services. From an accounting perspective, SRI became the registrant.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $1,520,269 from May 27, 2010 (inception) through March 31, 2011 and had a working capital deficiency of $1,081,028 as of March 31, 2011. The Company does not have sufficient cash at March 31, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

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

Principles of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Steele Resources, Inc., a Nevada Corporation. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair values reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of a convertible debt or equity instrument resulting from allocating some or all of the proceeds to the derivative instrument, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Net (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3 – PROPERTIES

Pony Project

On February 4, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provides for a six year lease period with an initial payment of $300,000  which SRI paid upon signing and an annual lease payment of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

During its due diligence process, SRI began taking samples from the existing underground mine and surrounding claims in order to better define the extent of the potential mineralization. The property has no known mineral reserves. The Pony Project includes both patented and unpatented claims.  There are sixty-seven (67) unpatented lode claims each 20 acres for a total of 1340 acres for the purposes of exploration. There are 17 federal patented lode claims plus fractions, and total 322.05 acres.

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

A&P Project

On February 22, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine located in the Pony Mining District in Montana. (the “A&P Lease”). The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941. Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 12,000 ton stockpile which remains at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target. Historic reports by Chicago Mining and Newmont Mining indicated that those geologists believed the A&P to have significant gold resource potential. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000.00 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI. The initial payment of $200,000 was paid on March 23, 2011.

The property currently has no known reserves, only in-house resource calculations established by various companies as noted in Steele Resource’s technical report on the Mineral Hill Project.  Therefore, to establish any reserves, sufficient drilling will be required, and until then, this property is exploratory in nature.

On February 20, 2011 SRI entered into a Joint Venture Agreement with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The Joint Venture Agreement ("JV") will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The JV provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. The parties may jointly extend this period, by mutual agreement. As of March 31, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. INCT has acknowledged that a balance of $460,000 remains of the initial $1,000,000 funding obligation. In sebsequent discussions, the parties agreed on May 2, 2011 that SRI would not pursue its default remedies and will grant additional time for INCT to complete its funding commitment, so long as INCT is making good faith efforts to complete its funding obligations under the JV Agreement. SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. With regard to the Company's funding commitment under the JV Agreement, the Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

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

NOTE 4 – DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

In October 2010, the Company issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note is due and payable on or before April 5, 2011 and can be converted into shares of SRC’s restricted common stock at a conversion rate based on 60% of the market value of SRC’s common stock at the time of conversion. The investor was also issued warrants to purchase 100,000 shares (33,333 post split) of SRC common stock at an exercise price of $0.50/share ($1.50 post split) maturing in October 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In November 2010 the Company issued a convertible note for $65,000 to one entity. The note bears interest at 8% per annum and is due October 17, 2011. The conversion price shall be 35%  of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In January 2011, the Company issued a convertible note for $32,500 to one entity. The note bears interest at 8% per annum and is due September 30, 2011. The conversion price shall be 50%  of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

As of March 31, 2011, interest payable on these notes totaled $4,759.

These notes were evaluated the guidance of FASB ASC 815 and it was determined that the embedded conversion should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•	Level 1 – quoted in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features	-	-	$(140,464)	$(140,464)

Derivative liability for conversion features was valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Balance as of December 31, 2010	$(52,250)
Creation of Derivative Liability	(32,500)
Change in Value of Derivative	(55,714)
Balance as of March 31, 2011	$(140 464)

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

The components of the notes payable are as follows as of March 31, 2011:

	Principal Amount	Unamortized Discount	Net
Notes Payable	$145,000	$(6,156)	$138,844
Convertible notes payable	122,500	(47,043)	75,457
Total notes payable	$267,500	$(53,199)	$214,301

NOTE 5 – NOTES PAYABLE

In January, 2011, the Company issued four promissory notes payable to two individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and are due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount.

As of March 31, 2011, interest payable on these notes totaled $656.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,544, $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2011, 2012, 2013, 2014, 2015 respectively. Total rental expense was $11,136 for the quarter ended March 31, 2011 and $16,786 for the period from May 27, 2010 (Inception) through March 31, 2011.

Legal Matters

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust. The Complaint appears to name approximately 81 defendants including Steele Resources Corporation. The Amended Complaint was filed September 23, 2009. It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele. The substance of the Complaint involves a real estate transaction not involving SRC. We do not believe the Plaintiff will prevail as to her claims regarding Steele Resources Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC. The amount of loss cannot be reasonably estimated. A former officer of SRC has agreed to indemnify the Company from any eventual costs or loss from this lawsuit.

Contractual Matters

On June 9, 2010, SRI entered into an agreement with Riggs and Allen Mineral Development LLC, which performed services relating to property staking at the Comstock-Tyler project. SRI agreed to pay a total of $60,000 in cash and stock and has granted Riggs and Allen a production royalty of 1% of the Net Smelter Returns (“NSR”) from any production realized from the property. SRI has the right to repurchase the 1% NSR from Riggs and Allen for $1,000,000. Continued use of the land owned by the BLM will require annual payments by the Company to the BLM.

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

On February 4, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase (the “Pony Lease”). The Pony Lease provides for a six year lease period with an initial payment of $300,000  which SRI paid upon signing and an annual lease payment of $500,000 for the next five years. The initial payment of $300,000 was provided through the initial funding of the Joint Venture Agreement described below under “Project Financing”. The Leasors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

SRI entered into a Mineral Lease Agreement With Option To Purchase (the “A&P Lease”) effective as of February 22, 2011. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$267,500	$267,500	-	-	-
Mineral leases	3,145,000	25,000	1,270,000	1,850,000	-
Operating leases	150,432	24,408	66,078	59,946	-
Total obligations	$3,562,932	$316,908	$1,336,078	$1,909,946	-

In conjunction with the mining claims held or leased by SRI, we are obligated to pay claim maintenance fees of approximately $5,000 for Comstock-Tyler Project, $16,000 for Fairview Hunter Mine Project,  and $12,000 for Mineral Hill over the next twelve months.

NOTE 7 – STOCKHOLDERS’ (DEFICIT)

Issuance of Common Stock

In January, 2011, the Company issued 150,000 shares of common stock in connection with promissory notes issued to two individuals. In January, 2011, the Company issued 100,000 shares of common stock in exchange for $9,000 of legal services.

Stock Options

In February, 2011, the Board of Directors of the Company approved the 2011 Equity Compensation Plan (the "Plan"), the purpose of the Plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in value of the common stock through the granting of the following stock awards: incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock. The Company, by means of the Plan, seeks to retain the services of the group of persons eligible to receive stock awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The Board shall administer the Plan unless and until the Board delegates administration to a Committee. Subject to the provisions relating to adjustments upon changes in stock, the stock that may be issued pursuant to stock awards shall not exceed in the aggregate three million three hundred thirty-three thousand three hundred and thirty-three (3,333,333) shares of Common Stock.

During the three months ended March 31, 2011, incentive stock options of 250,000 shares were issued. These options were valued at $37,500 using the following assumptions in the Black-Scholes Model:

Term	10 years
Risk-free Interest Rate	1%
Volatility	150%
Dividend Yield	0%

Stock Warrants

During the three months ended March 31, 2011, no stock warrants were issued.

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the three months ended March 31, 2011, are as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	---	---	1,033,333	$.4839
Granted	250,000	$0.15	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at March 31, 2011	250,000	$0.15	1,033,333	$.4839
Vested at March 31, 2011	83,333	$0.15

Stock options and warrants exercisable at March 31, 2011, are as follows:

Stock Options:

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price
$0.15	250,000	83,333	9.83	$0.15

Stock Warrants:

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price
$0.45	1,000,000	1,000,000	2.50	$0.45
$1.50	33,333	33,333	4.58	$1.50

Stock-based compensation costs recognized for the quarter ending March 31, 2011 amounted to $14,063.

The Company effected a 1-for-3 reverse stock split on May 2, 2011. The accompanying financial statements reflect the retroactive effect of this reverse stock split.

Auctus Private Equity Fund, LLC

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

The Company is obligated to file and did file on February 10, 2011 with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1, covering the sale of up to 4,000,000 shares of common stock to Auctus. The Company must use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.  The Company has agreed to pay Auctus an aggregate amount of $10,000 as an origination fee with respect to the transaction.

NOTE 8 – SUBSEQUENT EVENTS

In April 2011, the Company issued a convertible note for $37,500 to one entity. The note bears interest at 8% per annum and is due January 11, 2012. The conversion price shall be 50%  of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

On April 15, 2011 the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective as of May 2, 2011 at which time the Company’s outstanding common shares changed from 101,633,334 to approximately 33,877,778 and its number of authorized shares of common stock reduced from 900 million to 300 million shares. Any fractional shares resulting from the reverse stock split were rounded-up to the next whole share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

On June 17, 2010 we entered into and consummated a Plan and Agreement of Reorganization between SRC and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). As a result of the Reorganization, SRI became a wholly-owned subsidiary of SRC and the acquired business operations of SRI have become SRC’s primary business activity.

Basis of Presentation and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred a net operating loss of $614,940 for the three months ended March 31, 2011, and has a total accumulated deficit of $1,520,269.

Currently, the Company has no revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Derivative Financial Instruments

In connection with the issuance of debt or equity instruments, we may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances, may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our consolidated financial statements.

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

During the period from May 27, 2010 (SRI’s inception) through March 31, 2011 neither SRC or its subsidiary SRI had any revenue from operations.  Total exploration stage expenses for the business amounted to $362,287 and $510,058 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively. General and administrative expenses were $194,368 and $679,446 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively. G&A expenses included increased operating expenses for the quarter relating to start-up costs of SRC’s operations and property/lease acquisition costs and professional fees. Professional fees during the quarter consisted primarily of legal and accounting expenses relating to the filing of an S-1 registration statement by SRC and preparation of reports filed with the SEC. Professional fees were $58,285 and $211,373 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively.

We incurred a net operating loss of $614,940 and $1,400,877 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively.  The operating loss for the quarter is the result of expenses relating to SRI’s initial mineral lease payments and with SRC’s  increasing general business expenses relating to establishing the Company’s business, coupled with a lack of revenues to offset these expenses. We had interest expenses of $45,445 and $63,678 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively, which resulted in a net loss of $716,099 and $1,520,269 for the three months ended March 31, 2011 and from May 27, 2010 (SRI’s inception) through March 31, 2011, respectively.

Plan of Operation

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

Fairview Hunter Mine Project

The property is located approximately 30 miles southeast of Fallon, NV and occupies the northern and central portions of the historic Fairview Mining District. The topography consists of moderate to steep hilly terrain in the southern portion, becoming pediment-covered in the north with gentle slopes and numerous intermittent stream channels. Several old prospects, adits and shafts are scattered throughout the property. The project has recently had drilling conducted and two primary zones have been identified for further drilling.  According to a geologic report on the property, two separate target areas were previously drilled at the Fairview Hunter Project.

Pony Project

Upon satisfactory completion of due diligence and securing project financing, SRI and the individual Lessors entered into a Mineral Lease Agreement With Option To Purchase (the “Pony Lease”) effective February 4, 2011. The Pony Lease provides for a six year lease period with an initial payment of $300,000  which SRI paid upon signing and an annual lease payment of $500,000 for the next five years. The initial payment of $300,000 was provided through the initial funding of the Joint Venture Agreement described below under “Project Financing”. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

The Pony Project consists of 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”).  The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES).  The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality (“MDEQ”) officials to discuss permitting for both mining and exploration activities. SRI has filed a preliminary Plan of Operation with the MDEQ required by the SMES for the Pony Project.

A&P Project

Upon satisfactory completion of due diligence and securing project financing, SRI and the individual lessors entered into a Mineral Lease Agreement With Option To Purchase (the “A&P Lease”) effective as of February 22, 2011. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI. The initial payment of $200,000 was paid on March 23, 2011.

The A&P Project is part of the Mineral Hill Project properties located 3-5 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County.  The A&P Project consists of two patented mining claims known as the Atlantic and Pacific Mine ("the A&P") located in the Pony Mining District in Montana. The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941. Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 12,000 ton stockpile which remains at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target.  Historic reports by geologists from the Chicago Mining and Newmont Mining companies are available.

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At March 31, 2011, our cash balance was $51,517.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the Joint Venture Agreement with INCT, the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

In conjunction with the mining claims held or leased by SRI, SRI is obligated to pay claim maintenance fees of approximately $5,000 for Comstock-Tyler Project. $16,000 for Fairview Hunter Mine Project, and $12,000 for Mineral Hill over the next twelve months.

We expect exploration of suitable projects to commence during the next twelve months but do not expect revenues from this work to cover our current operating expenses which we expect to increase as we implement our business plan. Consequently, we are dependent on the proceeds from the Joint Venture Agreement and other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We may find it necessary to raise additional outside financing which may not be available.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Project Financing

Joint Venture Agreement Governing Exploration and Development of Pony Project and A&P Project

On February 20, 2011 SRI entered into a Joint Venture Agreement with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The Joint Venture Agreement ("JV") will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The JV provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. The parties may jointly extend this period, by mutual agreement. As of March 31, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. The Company and INCT are currently in discussions regarding the timing of the payment of the balance of the $460,000 initial funding obligation. SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

On February 7, 2011, INCT completed its initial funding to the JV pursuant to the LOI in the amount of $290,000. On March 23, 2011 INCT, through one of its investors, completed a second funding to the Joint Venture in the amount of $250,000. As of March 31, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. On April 14, 2011 the Company notified INCT that it was in default under the JV Agreement. The parties have held subsequent discussions and on May 2, 2011 the parties agreed that the Company would not pursue its default remedies and would allow INCT additional time to fund the balance of the $460,000 initial funding obligation so long as INCT demonstrated good faith efforts to complete its initial funding obligation of $1,000,000.

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

Auctus is not required to purchase the shares unless: a) the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended; and b) under certain conditions which are set forth in the Agreements, and which are outside of Auctus’ control.  The Company is obligated to file and did file on February 10, 2011 with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1, covering the sale of up to 20,000,000 shares of common stock (4,000,000 post-split shares) to Auctus. The Company must use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.  The Company has agreed to pay Auctus an aggregate amount of $10,000 as an origination fee with respect to the transaction. We had not drawn on the facility as of March 31, 2011.

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placements in January 2011, an important element of the plan includes continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

SRI has no operating history which makes the evaluation of its future business prospects difficult.

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

Current management will be able to control the Company.

Current officers and Directors of SRC own common stock of the Company representing 60% of the Company’s outstanding common stock.  Accordingly, Scott Dockter and other Directors will have the ability to control the affairs of the Company for the foreseeable future.

If the Company fails to raise additional capital to fund its business growth and project development, the Company’s mineral resource exploration business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to explore its mining properties.  The Company will attempt to raise such capital through the issuance of stock or incurring debt. However, there is no assurance that the Company will be successful in raising sufficient additional capital. While the Company has entered into certain arrangements for future financing, there can be no assurance that additional financing will be available to it.  If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, develop or enhance its properties or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

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

SRI has, to date, identified and acquired mineral interests in several exploration projects. We will continue to seek and identify additional suitable exploration properties which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

In their audit report dated March 31, 2011 included in SRC’s Form 10-K filed with the SEC on March 31, 2011, our auditors included a “going concern” caveat that expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital from outside sources in the near future and generate revenues in the foreseeable future, we may be forced to delay or abandon the implementation of our business plans.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

All of the securities issuances described below were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

In January 2011, the Company issued a convertible note for $32,500 to one entity. The note bears interest at 8% per annum and is due September 30, 2011. The conversion price shall be 50%  of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In January, 2011, the Company issued four promissory notes payable to two individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and are due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders.

ITEM 5. - OTHER INFORMATION

On February 10, 2011 the Company filed an S-1 Registration Statement seeking to register up to 21, 980,000 shares (4,5500,000 shares post-reverse split) on behalf of Auctus Private Equity Fund LLC and three other selling shareholders. On April 14, 2011 the Company filed a Pre-Effective Amendment #1 to the Registration Statement in response to SEC Staff comments. The Registration Statement is currently pending any further SEC Staff review.

On April 15, 2011 the Company’s Board of Directors approved a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective as of May 2, 2011 at which time the Company’s outstanding common shares changed from 101,633,334 to approximately 33,877,778 and its number of authorized shares of common stock reduced from 900 million to 300 million shares. Any fractional shares resulting from the reverse stock split were rounded-up to the next whole share.

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: May 16, 2011	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: May 16, 2011	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer