Form 10-K/A
period 2010-12-31
STEELE RESOURCES CORP
filed 2011-05-20
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

ii

EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain disclosure in certain ITEMS indicated below. This Amended 10-K includes only those parts which have been revised from the Registrant’s Form 10-K filed with the SEC on March 31, 2011. There were no changes made to the Financial Statements. We did not introduce new information in the Notes to the Financial Statements, but minor changes were made for the purpose of clarification. Except as set forth herein, there are no other changes to the disclosures in the Form 10-K for the fiscal year ended December 31, 2010 previously filed with the SEC

PART I

ITEM 1.  BUSINESS

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

Fairview Hunter Mine Project

On September 24, 2010 our subsidiary SRI entered into an Asset Purchase Agreement with DuraRock Resources, Inc. (“DuraRock”) pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). In exchange for acquiring the mineral rights to the Fairview Hunter Project SRC issued 500,000 shares of its restricted common stock to DuraRock and granted DuraRock a 2% Net Production Royalty on any production sold from the property.

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

The non-binding LOI provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. In addition, upon signing of the LOI, INCT agreed to advance $550,000 in order to allow SRI to close the Pony and A&P Project lease transactions.   SRI will initially contribute its mineral leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

On February 7, 2011, INCT completed its initial funding to the JV pursuant to the LOI in the amount of $290,000 with the proceeds being used to close the definitive lease agreement covering the Pony Project.

Pursuant to the LOI, on February 20, 2011 INCT and SRC entered into a definitive Joint Venture Agreement (the “JVAgreement”) relating to the Mineral Hill Mining Project. Pursuant to the JVAgreement INCT agreed to provide funding of $1,000,000 upon signing the JV Agreement and up to an additional $4,000,000 to fund the exploration and development of the Mineral Hill Mining Project. INCT agreed to provide an initial $550,000 to close the Pony Project and the A&P Project, of which $290,000 was provided to close the Pony Project lease and an additional $250,000 was to be funded by February 25, 2011. In addition, INCT agreed to fund an additional $710,000 upon signing the JV Agreement. The JV Agreement provided that if INCT provided at least $1,000,000, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

On March 23, 2011 INCT, through one of its investors, completed its second funding to the Joint Venture in the amount of $250,000 with the proceeds being used to close the A&P Lease and for working capital.   As of March 31, 2011, the Joint Venture entity was not yet formed and INCT had advanced $540,000 of its initial funding obligation of $1,000,000 leaving $460,000 remaining to be funded.

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

Existing stockholders may experience immediate and substantial dilution if and when convertible promissory notes are converted into shares of our common stock.

The conversion of outstanding convertible notes would result in dilution of the equity interests of our existing stockholders. In addition, if the price of our common stock were to decrease, this would allow some convertible note holders (with notes in which the conversion rate is based on current market values)  to receive greater amounts of common stock upon conversion, the sales of which could further depress the stock price. The following table shows the number of shares that could be issued upon conversion of the notes based upon an assumed stock price of $0.20/share. The table has been adjusted to reflect a 1-for-3 reverse stock split of the Company’s outstanding common stock effective May 2, 2011.

Stock Price	$0.20	$0.15	$0.10	$0.05
Shares outstanding @ 5/2/11	33,877,778	33,877,778	33,877,778	33,877,778
Shares issued upon conversion:
October 2010 convertible notes	208,333	277,777	416,666	833,333
November 2010 convertible notes	812,500	1,083,333	1,625,000	3,250,000
January 2011 convertible notes	325,000	433,333	650,000	1,300,000
April 2011 convertible notes	375,000	500,000	750,000	1,500,000
Converted shares % of shares outstanding	5.1%	6.8%	10.2%	20.4%

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

PART II

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

Liquidity and Capital Resources

At December 31, 2010, our cash balance was $623.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the Joint Venture Agreement with INCT, the private placement of our equity securities, by way of loans, utilization of the Drawdown Agreement and such other means as the Company may determine. For example, the Company is registering 4,000,000 shares of its common stock on behalf of Auctus. Pursuant to the Drawdown Agreement with Auctus the Company has the option to sell to Auctus shares of common stock at a per share purchase price equal to 95% of the average of the lowest closing bid price of the common stock of any two trading days during the five trading days following the Company’s delivery of a Drawdown Notice to Auctus. Auctus is required to deliver the proceeds from the purchase of the shares within 5 business days after the Drawdown Notice. While Auctus has committed to provide up to $10,000,000 pursuant to the Drawdown Agreement, at current prices of the Company’s common stock, it is likely to realize only a fraction of the committed amount.

Pursuant to the JV Agreement if INCT provides at least $1,000,000, then SRC has agreed to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. SRC plans to raise the matching funds for the JV required through the private placement of its equity securities, by way of loans, utilization of the Drawdown Agreement and such other means as SRC may determine available. If SRC is unable to obtain additional funds then according to the terms of the JV Agreement, it would be at risk of reducing its 50% ownership share.

In conjunction with the mining claims held or leased by SRI, SRI is obligated to pay claim maintenance fees of approximately $5,000 for the Comstock-Tyler Project; $16,000 for the Fairview Hunter Project; and $12,000 for the Mineral Hill Project during the next twelve months.

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

From July 1, 2010 thru the end of the fiscal year, we raised the following capital. In July, 2010 we raised proceeds of $75,000 through the private sale of shares of our restricted common stock at $0.225 per share; in early September, 2010 we raised proceeds of $37,000 through the private sale of shares of our restricted common stock at $0.10 per share; and in late September, 2010 we raised proceeds of $50,000 through the private sale of shares of our restricted common stock at $0.077 per share. In October, 2010 we raised $25,000 through the issuance of a convertible promissory note due April 5, 2011 bearing interest at 16.9% per annum and secured by $50,000 worth of the Company general assets including, but not limited to, patents, patent applications, trademarks, machinery, inventory, accounts receivable, cash, computers, hardware, vehicles, etc. As of the due date, the noteholder had indicated its intention to convert this note into shares of SRC common stock.

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

In addition to the shares being issued to Auctus pursuant to the Drawdown Agreement, we have several outstanding convertible promissory notes which, if converted, would result in additional shares being issued. The precise number of shares issuable upon conversion of each outstanding promissory note is based on the market price of our stock at the time of conversion. Assuming the notes are converted in their entirety and assuming a share price of  $0.20 at the time of conversion, the following shares would be issuable:

October 2010 $25,000 note:	208,333 shares
November 2010 $65,000 note:	812,500 shares
January 2011 $32,500 note:	325,000 shares
April 2011 $37,500 note:	375,000 shares

Tabular Disclosure of Contractual Obligations

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$235,000	$235,500	$-0-	$-0-	-0-
Mineral Leases	$3,145,000	$25,000	$1,920,000	$1,200,000	-0-
Operating Lease Obligations	$158,568	$32,544	$100,113	$25,911	-0-

Total	$3,538,568	$292,544	$2,020,113	$1,225,911	-0-

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $804,170 from May 27, 2010 (inception) through December 31, 2010 and had a working capital deficiency of $377,384 as of December 31, 2010. The Company does not have sufficient cash at December 31, 2010 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan..

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

Legal Matters

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust. The Complaint appears to name approximately 81 defendants including Steele Resources Corporation. The Amended Complaint was filed September 23, 2009. It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele. The substance of the Complaint involves a real estate transaction not involving SRC. We do not believe the Plaintiff will prevail as to her claims regarding Steele Resources Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC. At the current time the amount of the loss cannot be reasonably estimated. A former officer of SRC has agreed to indemnify the Company from any eventual costs or loss from this lawsuit.

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

PART III

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

On May 18, 2010 Peter Kristensen acquired 10,000,000 shares of SRC’s common stock (representing 81% of the outstanding stock at that time) from Mack Steele in a privately negotiated transaction for $30,000. Thereafter, due to Mr. Kristensen’s background in geophysics and geology, he reviewed several merger or acquisition opportunities in the mineral resources sector culminating in the reorganization with SRI. Due to Mr. Kristensen’s involvement in establishing SRC’s current business, he would be deemed a “promoter” as that term is defined under SEC regulations.

Scott Dockter and David McClelland were the principal organizers of SRI and its exploration business which, as a result of the Reorganization, became the principal business of SRC. Due to Mr. Dockter’s and Mr. McClelland’s involvement in establishing SRI’s business which became SRC’s current business, they would be deemed a “promoter” as that term is defined under SEC regulations.

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

In August 2010, SRC issued a note payable to Mr. McClelland’s father in the amount of $7,000 for the purchase of a vehicle. The note had no stated interest rate and was repaid in November 2010.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the fiscal year ended December 31, 2010 are included with this report.

(b)	Exhibits

Exhibit No.                      Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
10.1(3)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.2(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
14(5)	Code of Business Conduct and Ethics
21(5)	Subsidiaries of Steele Resources Corporation
31.1 (7)	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (7)	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (7)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
(7) Filed as an exhibit to registrant’s Form 10-K filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORP.

Date: May 19, 2011	By /s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	May 19, 2011
A.Scott Dockter	Chief Executive Officer

/s/ David Bridgeford	Secretary and
David Bridgeford	Chief Financial Officer	May 19, 2011
(Principal Financial &
Accounting Officer)

/s/ Pauline Schneider	Director	May 19, 2011
Pauline Schneider

/s/ Peter Kristensen	Director	May 19, 2011
Peter Kristensen

/s/ David McClelland	Director	May 19, 2011
David McClelland