Form 10-Q
period 2011-06-30
STEELE RESOURCES CORP
filed 2011-08-15
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       000-53474

STEELE RESOURCES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3081 Alhambra Drive, Suite 208 Cameron Park, CA	95682
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(530) 672-6225

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

The number of shares of the issuer’s common stock outstanding as of August 12, 2011 was 38,541,458.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 (Unaudited) and for the Period From May 27, 2010 (Inception) Through June 30, 2010 and May 27, 2010 Through June 30, 2011 (Unaudited)	5

Statement of Stockholders' Deficit for the Period From May 27, 2010 (Inception) Through June 30, 2011 (Unaudited)	6

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2011 (Unaudited) and the Period From May 27, 2010 (Inception) Through June 30, 2010 and the Period From May 27, 2010 Through June 30, 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$3,169	$623
Prepaid expenses	1,952	1,336
Total Current Assets	5,121	1,959

Fixed assets	58,358	30,185
Accumulated depreciation	(7,740)	(2,710)
Total Fixed Assets	50,618	27,475

Other long-term assets	2,712	2,712

Total Assets	$58,451	$32,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$157,942	$66,126
Accrued expenses	152,134	108,412
Derivatives liability	209,214	52,250
Notes payable, net of discounts	430,084	145,755
Notes payable – related parties	-	6,800
Other liabilities	540,000	-
Total Current Liabilities	1,494,754	379,343

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 35,042,590 and 33,461,111 shares
issued and outstanding, respectively	16,848	14,433
Additional paid-in capital	634,852	442,540
Accumulated deficit during exploration stage	(2,082,623)	(804,170)
Total Stockholders’ Deficit	(1,430,923)	(347,197)
Total Liabilities and Stockholders’ Deficit	$58,451	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	From May 27, 2010 (Inception) Through June 30, 2010	From May 27, 2010 (Inception) Through June 30, 2011

Revenue	$-	$-	$-	$-

Operating expenses:

Exploration costs	154,438	516,725	58,892	664,496
General and administrative	232,444	426,812	36,329	911,890
Professional fees	93,596	151,881	63,227	304,969
Total operating expenses	480,478	1,095,418	158,448	1,881,355

Loss from operations	(480,478)	(1,095,418)	(158,448)	(1,881,355)

Interest expense	(81,876)	(127,321)	(82)	(145,554)
Change in value of derivative	-	(55,714)	-	(55,714)

Net loss	$(562,354)	$(1,278,453)	$(158,530)	$(2,082,623)

Net loss per share, basic and diluted *	$(0.02)	$(0.04)	$(0.00)

Weighted average common shares outstanding *	33,995,484	33,825,340	31,833,487

*The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 reverse split that was effective on May 2, 2011.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 (INCEPTION) TO  JUNE 30, 2011

(UNAUDITED)

	Common Shares
	Number	$	Additional Paid-In-Capital	Accumulated Deficit During Development Stage	Total
Balance - May 27, 2010	-	$-	$-	$-	$-

Issuance of shares for cash	19,100,000	5,730	9,270	-	15,000

Recapitalization due to reverse merger with
Steele Resources, Inc.	12,733,333	3,820	14,950	-	18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	1,451,111	4,353	307,647	-	312,000
For exploration costs	176,667	530	104,470	-	105,000

Issuance of warrants with notes	-	-	6,203	-	6,230

Net loss	-	-	-	(804,170)	(804,170)

Balance - December 31, 2010	33,461,111	$14,433	$442,540	$(804,170)	$(347,197)

Issuance of shares:
For cash (at $0.12)	50,000	50	5,950	-	6,000
For settlement of accrued legal fees	100,000	300	8,700	-	9,000
With notes payable	150,000	450	14,600	-	15,050
For consulting & professional fees	249,167	583	33,305	-	33,888
For conversion of notes payable	1032,312	1,032	63,123	-	64,155

Reclassification of derivatives back to APIC	-	-	29,520	-	29,520

Stock based compensation	-	-	37,114	-	37,114

Net loss	-	-	-	(1,278,453)	(1,278,453)

Balance June 30, 2011	35,042,590	$16,848	$634,852	$(2,082,623)	$(1,430,923)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2011		May 27, 2010 (Inception) Through June 30, 2010		May 27, 2010 (Inception) Through June 30, 2011
CASH FROM OPERATING ACTIVITIES:
Net loss	$	(1,278,453)	$	(158,530)	$(2,082,623)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation		5,030		-	7,740
Amortization of note discounts		106,399		-	120,607
Shares issued for exploration costs		-		-	105,000
Shares issued for services		33,888			33,888
Stock-based compensation		37,114		-	37,114
Change in value of derivative		55,714		-	55,714
Changes in operating assets and liabilities:
(Increase) in prepaid expense		(616)		-	(1,952)
Increase in accounts payable		100,817		71,828	166,513
Increase in accrued expenses		49,126		37,693	157,538
(Increase) in other assets		-		-	(2,712)
NET CASH USED IN OPERATING ACTIVITIES		(890,981)		(49,009)	(1,403,173)

Investing Activities:
Purchase of leasehold improvements		(28,173)		-	(28,173)

Cash From Financing Activities:
Proceeds from issuance of common stock		6,000		15,000	333,000
Cash acquired in reverse merger		-		19,200	19,200
Cash from joint venture funding partner		540,000		-	540,000
Proceeds from issuance of notes payable		337,500		100,000	527,500
Proceeds from issuance of notes payable – related party		46,500		-	74,148
Payments on notes payable – related		(8,300)		-	(59,333)
NET CASH PROVIDED BY FINANCING ACTIVITIES		921,700		134,200	1,434,515

NET INCREASE IN CASH		2,546		85,191	3,169

CASH, BEGINNING		623		-	-

CASH, ENDING		$3,169		$85,191	$3,169

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for :
Interest		$5,405		$-	$5,405
Income taxes		$-		$-	$-

The Company acquired $30,185 of property and equipment through the issuance of notes payable during the period from May 27, 2010 (Inception) through June 30, 2011. During the six months ended June 30, 2011, the Company converted $64,115 of notes payable and accrued interest to Equity.

 The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business Activity

Steele Resources Corporation (formerly Steele Recording Corporation) ("SRC" or the "Company") was incorporated in the state of Nevada on February 12, 2007. On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. The primary business activity of SRC and its subsidiary consists of mining property acquisition, mineral exploration and development and mining services. From an accounting perspective, SRI was the acquirer.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $2,082,623 from May 27, 2010 (inception) through June 30, 2011 and had a working capital deficiency of $1,489,638 as of June 30, 2011. The Company does not have sufficient cash at June 30, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of our net loss and our negative working capital position, our independent auditors, in their report on our audited financial statements for the fiscal year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Steele Resources, Inc., a Nevada Corporation. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Management believes the assumptions underlying the consolidated financial statements are reasonable.

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features	-	-	$(209,214)	$(209,214)

Derivative liability for conversion features was valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Balance as of December 31, 2010	$(52,250)
Creation of Derivative Liability	(130,770)
Change in Value of Derivative	(55,714)
Relief of Derivative Due to Note Conversion	29,520
Balance as of June 30, 2011	$(209,214)

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

NOTE 3 – PROPERTIES

Pony Project

On February 4, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provides for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

A&P Project

On February 22, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine located in the Pony Mining District in Montana. (the “A&P Lease”). The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941. Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 14,000 ton stockpile which remains at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target. Historic reports by Chicago Mining and Newmont Mining indicated that those geologists believed the A&P to have significant gold resource potential. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI.

Copper Canyon Project

In June, 2011, SRI entered into a Mineral Lease Agreement With Option to Purchase with a corporation  in the state of Idaho to acquire the Salmon Copper Canyon property, (the "Copper Canyon Mine"). The Copper Canyon Mine project is located approximately 37 miles west of North Fork, Idaho on the northern bank of the Salmon River at an elevation of 3,250 feet and is comprised of ten (10) unpatented lode claims. The Copper Canyon Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000.

Mineral Hill Project

On February 20, 2011 SRI entered into a Joint Venture Agreement ("JV Agreement") with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and development of mineral properties. The Joint Venture Agreement will govern the exploration and operations of mineral rights within the Pony Project and A&P Project jointly referred to as the Mineral Hill Project (the "Mineral Hill Project").

The JV provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV Agreement. The parties may jointly extend this period, by mutual agreement. As of June 30, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. On April 14, 2011 the Company notified INCT that it was in default under the JV Agreement. In subsequent discussions, the parties agreed on May 2, 2011 that SRI would not pursue its default remedies and will grant additional time for INCT to complete its funding commitment, so long as INCT is making good faith efforts to complete its funding obligations under the JV Agreement. On July 22, 2011 SRI delivered a notice terminating the JV Agreement following INCT's failure to fund the balance of $460,000 or to provide credible documentation that funding was or would be available. The mutual termination of the JV Agreement is subject to the negotiated return of the $540,000 previously funded by INCT, funds will be refunded within 90 days of termination. SRI has assumed 100% ownership of the Mineral Hill Project.

SRI's current operating plan for the Mineral Hill Project consists of completion of the geological mapping and geophysics analysis that will establish the exploration drilling phase. This initial phase will cover three to five months of drilling and will include 30 drill holes during 2011 and 2012 in targeted areas resulting in an estimated 10,000 feet of additional drilling results. The core samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project. Based on the reported historic production, the regional potential identified in historic geologic reports and SRI’s feasibility studies, SRI will prepare a Plan of Operations required by the SMES for the Project.

Upon satisfactory completion of this phase and with appropriate mineral deposit indications, the mining phase will commence. We do not anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. We do expect the mining operation to begin revenue generation during the second full year of operations. SRC plans to raise the required working capital through the private placement of our equity securities, by way of loans and such other means as the Company may determine.

NOTE 4 – DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

In October 2010, the Company issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note was due and payable on or before April 5, 2011 the note with accrued interest was converted into 574,185 shares of SRC’s common stock at a conversion rate based on 60% of the market value of SRC’s common stock at the time of conversion. The investor was also issued warrants to purchase 33,334 shares of SRC common stock at an exercise price of $1.50/share maturing in October 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

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

In May 2011, the Company issued a convertible note for $32,500 to one entity. The note bears interest at 8% per annum and is due March 12, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In June 2011, the Company issued two convertible notes for $52,500 to one entity. The notes bear interest at 6% per annum and are due June 3, 2011 and June 7, 2012. The conversion price shall be 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given.

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The notes bear interest at 20% per annum and were due June 13, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The notes bear interest at 20% per annum and are due July 30, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

As of June 30, 2011, interest payable on these notes totaled $6,655.

These notes were evaluated under the guidance of FASB ASC 815 and it was determined that the embedded conversion feature should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

The components of the notes payable are as follows as of June 30, 2011:

	Principal Amount	Unamortized Discount	Net
Notes Payable	$275,000	$-0-	$275,000
Convertible notes payable	238,750	(83,666)	155,084
Total notes payable	$533,750	$(83,666)	$430,084

NOTE 5 – NOTES PAYABLE

In January, 2011, the Company issued four promissory notes payable to two individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and are due May 15, 2011. In conjunction with the Notes, 150,003 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The note holders have extended the maturity date until the Company has arranged additional financings to repay the notes.

In April, 2011, the Company issued two promissory notes to seven individuals for $130,000. The notes bear simple interest at an annual rate of 12% per annum and are due May 31, 2011. The note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June, 2011, the Company issued a promissory note to an entity for $50,000. The note bears a simple interest at an annual rate of 5% and is due December 21, 2011.

As of June 30, 2011, interest payable on these notes totaled $9,988.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,544, $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2011, 2012, 2013, 2014, 2015 respectively. Total rental expense was $10,886 for the six months ended June 30, 2011 and $38,808 for the period from May 27, 2010 (Inception) through June 30, 2011.

Legal Matters

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust. The Complaint appears to name approximately 81 defendants including Steele Resources Corporation. The Amended Complaint was filed September 23, 2009. It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele. The substance of the Complaint involves a real estate transaction not involving SRC. We do not believe the Plaintiff will prevail as to her claims regarding Steele Resources Corporation and have answered with affirmative defenses including but not limited to the following: (1) the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC. The amount of loss cannot be reasonably estimated. A former officer of SRC has agreed to indemnify the Company from any eventual costs or loss from this lawsuit. In April, 2011 SRI made the decision to abandon the claims related to the Comstock-Tyler project by not making the requisite annual payments to the BLM.

Contractual Matters

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

On February 4, 2011, SRI entered into a Mineral Lease Agreement With An Option To Purchase (the “Pony Lease”). The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

SRI entered into a Mineral Lease Agreement With an Option To Purchase (the “A&P Lease”) effective as of February 22, 2011. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI.

SRI entered into a Mineral Lease Agreement With an Option To Purchase (the “Copper Canyon Lease”) effective as of June 21, 2011. The Copper Canyon Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$430,084	$430,084	$-	$-	$-
Mineral leases	3,670,000	125,000	2,345,000	1,200,000	-
Operating leases	142,296	32,544	101,115	8,637	-
Total obligations	$4 ,242,380	$587,628	$2,446,115	$1,208,637	$-

In conjunction with the mining claims held or leased by SRI, we are obligated to pay claim maintenance fees of approximately $16,000 for Fairview Hunter Mine Project and $12,000 for Mineral Hill over the next twelve months.

NOTE 7 – STOCKHOLDERS’ (DEFICIT)

Issuance of Common Stock

In January, 2011, the Company issued 150,003 shares of common stock in connection with promissory notes issued to two individuals. In January, 2011, the Company issued 100,000 shares of common stock in exchange for $9,000 of legal services. The Company issued 166,667 shares of common stock in exchange for $25,000 of consulting fees in April, 2011. The Company issued 82,500 shares of common stock, to two individuals, in exchange for $8,888 of consulting fees in June, 2011. Through a private placement of its common stock, the Company issued 50,000 shares for $6,000 in June, 2011. In June, 2011, 1,032,312 shares of common stock were issued to three entities following the conversion of convertible notes.

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

During the three months ended June 30, 2011, incentive stock options of 1,816,667 shares were issued. These options were valued at $196,500 using the following assumptions in the Black-Scholes Model:

Term	10 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

Stock Warrants

During the six months ended June 30, 2011, no stock warrants were issued.

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the six months ended June 30, 2011, are as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	---	---	1,033,334	$0.5308
Granted	2,066,669	$0.1204	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at June 30, 2011	2,066,669	$0.1204	1,033,333	$0.5308
Vested at June 30, 2011	733,334	$0.1183

Stock options and warrants exercisable at June 30, 2011, are as follows:

Stock Options:

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price

$0.110	1,400,000	400,000	9.98	$0.110
$0.121	250,000	250,000	9.98	$0.121
$0.150	250,002	83,334	9.62	$0.150
$0.162	166,667	-	9.78	$0.162

Stock Warrants:

Exercise Price	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price
$0.45	1,000,000	1,000,000	2.25	$0.45
$1.50	33,334	33,334	4.33	$1.50

Stock-based compensation costs recognized for the six months ending June 30, 2011 amounted to $37,114.

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

In August, 2011 the Company made the decision to not proceed with the proposed financing arrangement with Auctus. The Company has decided to pursue other means of financing its operations through its existing investment banking relationships.

NOTE 8 – SUBSEQUENT EVENTS

On July 22, the Company provided Innocent, Inc., its joint venture partner on the Mineral Hill Project, with notice of its intent to terminate the JV Agreement in place between the two companies. The termination follows several months of negotiations between the Company and INCT and its default status with respects to the remaining balance of $460,000 of the initial capitalization of $1,000,000 of the project and INCT’s ability to fund the remaining $4,000,000 of the project. The mutual termination of the JV Agreement is subject to the repayment of the initial $540,000 that INCT had provided to the project.

In August, 2011 the Company made the decision to not proceed with the proposed financing arrangement with Auctus. The Company has decided to pursue other means of financing its operations through its existing investment banking relationships.

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

The Company has incurred a net operating loss of $562,354 for the three months ended June 30, 2011, $1,278,453 for the six months ended June 30, 2011, and has a total accumulated deficit of $2,082,623.

Currently, the Company has no revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Mineral Hill Project ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

During the six months ending June 30, 2011 neither SRC nor its subsidiary SRI had any revenue from operations.  Total exploration stage expenses for the business amounted to $154,438 and $516,725 for  the three months ended June 30, 2011 and the the six months ended June 30, 2011, respectively. General and administrative expenses were $232,444 and $426,812 for the three months ended June 30, 2011and for the six months ended June 30, 2011, respectively. G&A expenses included increased operating expenses for the quarter relating to start-up costs of SRC’s operations and property/lease acquisition costs and professional fees. Professional fees during the quarter consisted primarily of legal and accounting expenses relating to the filing of an S-1 registration statement by SRC and preparation of reports filed with the SEC. Professional fees were $93,596 and $151,811 for the three months ended June 30, 2011 and the six months ended June 30, 2011, respectively.

We incurred a net operating loss $480,478 and $1,095,418 for the three months ended June 30, 2011 and the six months ended June 30, 2011, respectively. The operating loss for the three months ending June 30, 2011 is the result of expenses relating to SRI’s initial mineral lease payments and with SRC’s increasing general business expenses relating to establishing the Company’s business, coupled with a lack of revenues to offset these expenses. We had interest expenses of $81,876 and $127,321 for the three months ended June 30, 2011 and the six months ended June 30, 2011, respectively, which resulted in a net loss of $562,354 and $1,278,453 for the three months ended June 30, 2011 and the six months ended June 30, 2011, respectively.

During the period from May 27, 2010 (SRI’s inception) through June 30, 2011 neither SRC nor its subsidiary SRI had any revenue from operations.  Total exploration stage expenses for the business amounted to $664,496. General and administrative expenses were $911,890. G&A expenses included increased operating expenses for the quarter relating to start-up costs of SRC’s operations and property/lease acquisition costs and professional fees. Professional fees during the period consisted primarily of legal and accounting expenses relating to the filings with the SEC. Professional fees were $304,969.

We incurred a net operating loss $1,881,355 for the period from May 27, 2010 (SRI’s inception) through June 30, 2011. The operating loss for the period is the result of expenses relating to SRI’s initial mineral lease payments and with SRC’s increasing general business expenses relating to establishing the Company’s business, coupled with a lack of revenues to offset these expenses. We had interest expenses of $145,554 from May 27, 2010 (SRI’s inception) through June 30, 2011, respectively, which resulted in a net loss of $2,082,623 from May 27, 2010 (SRI’s inception) through June 30, 2011.

Plan of Operation

Steele Resources, Inc. was incorporated in the state of Nevada on May 27, 2010 as an exploration and mining company which focuses on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lays between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having multimillion ounce gold mineral reserves. Within this niche market, SRI believes there are a large number of projects in the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

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

Exploration Projects

Comstock-Tyler Project

SRI’s initial exploration project consists of 30 mineral claims covering approximately 600 acres of property owned by the Bureau of Land Management (“BLM”) and referred to as the “Comstock-Tyler Project”. These claims were registered with the BLM on June 7, 2010 and allows SRI the right to conduct thorough mineral and precious metal exploration. Such exploration will be subject to typical notification to the BLM and the Nevada Department of Environmental Protection and the posting of remediation bonds as the exploration process continues. The property is located at Township 16N Range 20E Section 1 which is approximately 5 miles southwest of Virginia City, NV and lies in the historically producing Comstock Mining District. Corresponding property filings have been recorded in the Nevada Counties of Washoe and Storey reflecting SRI’s mineral rights in the Comstock-Tyler Project. In April, 2011 SRI made the decision to abandon the claims related to the Comstock-Tyler project by not making the requisite annual payments to the BLM.

Fairview Hunter Mine Project

The Fairview Hunter Mine Project was acquired through an asset purchase agreement in September, 2010. The property is located approximately 30 miles southeast of Fallon, NV and occupies the northern and central portions of the historic Fairview Mining District. The topography consists of moderate to steep hilly terrain in the southern portion, becoming pediment-covered in the north with gentle slopes and numerous intermittent stream channels. Several old prospects, adits and shafts are scattered throughout the property. The project has recently had drilling conducted and two primary zones have been identified for further drilling.  According to a geologic report on the property, two separate target areas were previously drilled at the Fairview Hunter Project.

Pony Project

On February, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES).  The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality (“MDEQ”) officials to discuss permitting for both mining and exploration activities. SRI has filed a preliminary Plan of Operation with the MDEQ required by the SMES for the Pony Project and has been notified that it will be issued permits with the payment of the required bond.

During its due diligence process, SRI began taking samples from the existing underground mine and surrounding claims in order to better define the extent of the potential mineralization. The property has no known mineral reserves. The Pony Project includes both patented and unpatented claims.  There are sixty-seven (67) unpatented lode claims, 20 acres each, for a total of 1,340 acres for the purposes of exploration. There are 17 federal patented lode claims plus fractions that total 322 acres.

Our exploration plan is to perform another 50 drill holes during 2012 in targeted areas resulting in an estimated 25,000 feet of additional drilling results. The estimated 5,000 samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project. Based on the reported historic production, the regional potential identified in historic geologic reports and SRI’s feasibility studies, SRI will prepare a Plan of Operations required by the SMES for the Pony Project.

A&P Project

On February, 2011, SRI entered into a Mineral Lease Agreement With Option To Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine located in the Pony Mining District in Montana. (the “A&P Lease”). The A&P Project is part of the Mineral Hill Project properties located 3-5 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County.  The A&P Project consists of two patented mining claims known as the Atlantic and Pacific Mine ("the A&P") located in the Pony Mining District in Montana. The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941. Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 12,000 ton stockpile which remains at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target.  Historic reports by geologists from the Chicago Mining and Newmont Mining companies are available. SRI received an SMES on July 12, 2011, allowing it to conduct removal of dump and stockpiled material and possibly open an adit located on the private/patented land and begin material extraction.

The property currently has no known reserves, only in-house resource calculations established by various companies as noted in Steele Resource’s technical report on the Mineral Hill Project.  Therefore, to establish any reserves, sufficient drilling will be required, and until then, this property is exploratory in nature. SRI received notification in May 2011 that with the payment of the requisite bond, a drilling permit would be issued. SRI received an SMES on July 12, 2011, allowing it to conduct removal of dump and stockpiled material and possibly open an adit located on the private/patented land and begin material extraction.

Copper Canyon Mine

In June, 2011, SRI entered into a Mineral Lease Agreement With Option to Purchase with a corporation  in the state of Idaho to acquire the Salmon Copper Canyon property, (the "Copper Canyon Mine"). The Copper Canyon Mine project is located approximately 37 miles west of North Fork, Idaho on the northern bank of the Salmon River at an elevation of 3,250 feet and is comprised of ten (10) unpatented lode claims. The mine is accessible all year around by a paved, then gravel road maintained by the U.S. Forest Service. According to the Idaho Geological Survey, the mine is within the Mineral Hill District, approximately 17 miles northwest of the Blackbird mine, once a major cobalt producer.

Copper mineralization was first discovered at what is now Copper Canyon Mine in the 1960‟s. Salmon Canyon Copper Company (SCCC) was formed and since that time, over 2,500 feet of drifts and raises have been developed. Most of the workings occur beneath the ore body with a few raises and sublevels intersecting the mineralization situated above. According to Salmon Canyon Copper, the total amount of ore produced by SCCC is estimated to have been less than 1,000 tons. Additional development includes sampling and mapping programs conducted by several companies and a total of twenty-nine (29) drill holes have been drilled on the property.

Hanna Mining Company optioned the property in 1968. They mapped and sampled the workings and conducted a limited drill program focusing on copper mineralization. They drilled seven BX sized core holes and assayed for copper. Cobalt was recognized as being present in the ore, but due to low prices at the time, it was considered unimportant. Sherritt-Gordon performed some additional sampling and mapping in 1978, but no drilling was done.

In 1979, Salmon Canyon Copper Company contracted Behre Dolbear & Company as technical advisors to evaluate the economic viability of the property. The report, dated March 12, 1979 discussed previous work and calculates a reserve based on sampling and drilling.

Inspiration Development Company (IDC) became interested in the property in 1979 and conducted a sampling and limited drill program. Their final report dated January 12, 1981 summarizes their sampling and drill results. Since IDC dropped the project in 1981, no further significant work has been completed on the property.

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At June 30, 2011, our cash balance was $3,169.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

In conjunction with the mining claims held or leased by SRI, SRI is obligated to pay claim maintenance fees of approximately $16,000 for Fairview Hunter Mine Project and $12,000 for Mineral Hill over the next twelve months.

We expect near term revenues from the Mineral Hill Project from the removal and processing of the stockpile and dump materials, but do not expect that these revenues will cover long term operating expenses. While we expect exploration of suitable projects to commence during the next twelve months we do not expect revenues from this work to cover our operating expenses which we expect to increase as we implement our business plan. Consequently, we are dependent on the proceeds from other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We may find it necessary to raise additional outside financing which may not be available.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

As of June 30, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. On April 14, 2011 the Company notified INCT that it was in default under the JV Agreement. The parties have held subsequent discussions and on May 2, 2011 the parties agreed that the Company would not pursue its default remedies and would allow INCT additional time to fund the balance of the $460,000 initial funding obligation so long as INCT demonstrated good faith efforts to complete its initial funding obligation of $1,000,000 On July 22, 2011 SRI delivered a notice terminating the JV Agreement following INCT's failure to fund the balance of $460,000 or to provide credible documentation that funding was or would be available. The mutual termination of the JV Agreement is subject to the negotiated return of the $540,000 previously funded by INCT, the refund will be completed within 90 days of termination. SRI has assumed 100% ownership of the Mineral Hill Project.

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

In August, 2011 the Company made the decision to not proceed with the proposed financing arrangement with Auctus. The Company has decided to pursue other means of financing its operations through its existing investment banking relationships. In light of the above the Company has decided to withdraw its pending S-1 Registration statement, which was primarily intended to register the shares under the Auctus agreement.

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placements in 2011, an important element of the plan includes continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current officers and Directors of SRC own common stock of the Company representing 65% of the Company’s outstanding common stock.  Accordingly, Scott Dockter and other Directors will have the ability to control the affairs of the Company for the foreseeable future.

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

SRI has, to date, identified and acquired mineral interests in several exploration projects. We will continue to seek and identify additional suitable exploration properties, which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

All of the securities issuances described below were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. All of the transactions were conducted in a private manner with each entity / individual on a negotiated basis without any public solicitation. Each entity / individual purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

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

In May 2011, the Company issued a convertible note for $32,500 to one entity. The note bears interest at 8% per annum and is due March 12, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In June 2011, the Company issued convertible notes for $52,500 to one entity. The notes bear interest at 6% per annum and are due June 7, 2012. The conversion price shall be 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given.

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The notes bear interest at 20% per annum and was due June 13, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The notes bear interest at 20% per annum and was due July 30, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June, 2011, the Company sold 50,000 shares of common stock of the Company to one individual for $6,000. The sale was made to one individual in a private, negotiated transaction without any public solicitation.

ITEM 5.  OTHER INFORMATION

On February 10, 2011 the Company filed an S-1 Registration Statement seeking to register up to 4,500,000 shares on behalf of Auctus Private Equity Fund LLC and three other selling shareholders. On April 14, 2011 the Company filed a Pre-Effective Amendment #1 to the Registration Statement in response to SEC Staff comments. In August, 2011 the Company made the decision to not proceed with the proposed financing arrangement with Auctus. The Company has decided to pursue other means of financing its operations through its existing investment banking relationships. In light of the above the Company notified the SEC on August 12, 2011 that it withdrew its pending S-1 Registration statement, which was primarily intended to register the shares under the Auctus agreement.

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

STEELE RESOURCES CORPORATION

Dated: August 15, 2011	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: August 15, 2011	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer