Form 10-K/A
period 2010-12-31
STEELE RESOURCES CORP
filed 2011-08-29
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [X]

Documents Incorporated by Reference

None

ii

EXPLANATORY NOTE -  The Registrant is amending this Form 10-K to revise certain disclosure in certain ITEMS indicated below. This Second Amended 10-K includes only those Items which have been revised from the Registrant’s Form 10-K filed with the SEC on March 31, 2011. ITEM 1, Business, contains no new information but incorporates previous revisions contained in the Amendment #1 to the Form 10-K. ITEM 7, Management’s Discussion and Analysis, contains no new information but condenses the MD&A disclosures contained in the original Form 10-K and the Amendment #1 to the Form 10-K. The Financial Statements have been revised to reflect a previous 10-for-1 stock split. Except as set forth herein and as previously set forth in the Amendment #1 to the Registrant’s Form 10-K, there are no other changes to the disclosures in the Form 10-K for the fiscal year ended December 31, 2010 previously filed with the SEC.

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

Fairview Hunter Mine Project

On September 24, 2010 our subsidiary SRI entered into an Asset Purchase Agreement with DuraRock Resources, Inc. (“DuraRock”) pursuant to which SRI acquired a mineral lease agreement dated July 19, 2010 relating to property referred to as the Fairview Hunter Mine Project (the “Fairview Hunter Project”). In exchange for acquiring the mineral rights to the Fairview Hunter Project SRC issued 500,000 shares of its restricted common stock to DuraRock and granted DuraRock a 2% Net Production Royalty on any future production sold from the property. The property is comprised of 115 mineral claims covering approximately 2,300 acres located 30 miles southeast of Fallon, Nevada. The Fairview Hunter Project lease has a term of ten years (through July 2020) and annual lease payments commencing at $25,000 and ending at $50,000 in the fifth year of the lease (2015). The Lessor also retains a production royalty of 3% of the NSR from the leased property of which SRI can buyout up to 2% of such royalty upon payment of $1,000,000 per 1% royalty amount. The lease does not specify dollar commitments for any development and allows SRI complete discretion as to conducting exploration or development activity on the property. The lease provides for SRI to pay all taxes and assessments on the property and pay all fees to the BLM or the Nevada mining agencies relating to the mining exploration or any future development of the property. The lease can be extended automatically for so long as SRI is engaged in Mining Operations on the expiration date of the lease.

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

Pursuant to the LOI, on February 20, 2011 INCT and SRC entered into a definitive Joint Venture Agreement (the “JVAgreement”) relating to the Mineral Hill Mining Project. Pursuant to the JVAgreement INCT agreed to provide funding of $1,000,000 upon signing the JV Agreement and up to an additional $4,000,000 to fund the exploration and development of the Mineral Hill Mining Project. Of the initial $1,000,000 commitment, INCT agreed to provide an initial $540,000 to close the Pony Project and the A&P Project, of which $290,000 was provided to close the Pony Project lease and an additional $250,000 was to be funded by February 25, 2011. In addition, INCT agreed to fund the remaining $460,000 upon signing the JV Agreement. The JV Agreement provided that if INCT provided at least $1,000,000 within the first year, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

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

Stock Price	$0.20	$0.15	$0.10	$0.05
Shares outstanding @ 5/2/11	33,877,778	33,877,778	33,877,778	33,877,778
Shares issued upon conversion:
October 2010 $25,000 convertible note	192,308	256,410	384,615	769,213
November 2010 $65,000 convertible note	928,571	1,238,095	1,857,143	3,714,286
January 2011 $32,500 convertible note	325,000	433,333	650,000	1,300,000
April 2011 $37,500 convertible note	375,000	500,000	750,000	1,500,000
Converted shares % of shares outstanding	5.4%	7.2%	10.7%	21.5%

The conversion price for each of the above referenced convertible notes is based on a percentage ranging from 35% to 50% of the current market price of SRC common stock at the time of conversion. The “market price” is defined as the average of the lowest three closing prices during the ten trading day period ending one trading day prior to the conversion date.

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
Encino, California
March 31, 2011, except for Note 11, for which the date is August 18, 2011

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

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- and -0- shares issued and outstanding,
Respectively	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 33,461,111 shares issued and outstanding	14,433
Additional paid-in capital	442,540
Accumulated deficit during exploration stage	(804,170)
Total Stockholders’ Deficit	(347,197)
Total Liabilities and Stockholders’ Deficit	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

May 27, 2010 (Inception) Through December 31, 2010

Revenue	$-

Operating expenses:

Exploration costs	147,771
General and administrative	485,078
Professional fees	153,088
Total operating expense	785,937

Loss from operations	(785,937)

Interest expense	(18,233)

Net loss	$(804,170)

Net loss per share, basic and diluted *	$(0.03)

Weighted average common shares outstanding *	29,880,856

* The calculation of net loss per share, basic and diluted and the weighted average shares outstanding for the period May 27, 2010 through December 31, 2010 has been adjusted to reflect the 10 for 1 forward stock split that occurred on July 1, 2010 and the 1-for-3 reverse stock split that occurred on May 2, 2011.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Common Shares		Additional Paid-in Capital	Accumulated DeficitDuring Exploration Stage	Total
	Number	$			$
Balance, May 27, 2010	-	-	-	-		-

Issuance of shares for cash	19,100,000	$5,730	$9,270	$-		$15,000

Recapitalization due to reverse merger with
Steele Resources, Inc.	12,733,333	3,820	14,950	-		18,770

Issuance of shares:
For cash (at $0.24, $0.30, $0.60, $0.15)	1,451,111	4,353	307,647	-		312,000
Shares issued for exploration costs	176,667	530	104,470	-		105,000

Issuance of warrants with notes payable	-	-	6,203	-		6,203

Net loss				(804,170)		(804,170)
Balance, December 31, 2010	33,461,111	$14,433	$442,540	$(804,170)		$(347,197)

The number of shares above have been retroactively restated to reflect the 10-for-1 forward split that occurred on July1, 2010 and the 1-for-3 reverse split that occurred on May 2, 2011.

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

NOTE 7. COMMON STOCK

In June 2010, SRI issued 19,100,000 shares of common stock for $15,000. Immediately prior to the Reorganization on June 17, 2010, SRC had 41,066,666 shares of common stock outstanding. Pursuant to the Reorganization, SRC acquired all of the issued and outstanding shares of SRI in exchange for 19,100,000 shares of common stock. In conjunction with the Reorganization, a shareholder of SRC cancelled 28,333,333 shares of his common stock. These share numbers   reflect the 10-for-1 forward stock split that occurred on July 1, 2010, and the 1-for-3 reverse stock split that occurred on May 2, 2011 (see Note 11).
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

NOTE 11. SUBSEQUENT STOCK SPLIT

The financial statements have been restated to retroactively reflect the 1-for-3 reverse stock split that occurred on May 2, 2011.

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

On September 24, 2010 SRC’s wholly owned subsidiary, SRI, entered into an Asset Purchase Agreement and Assignment of Contract pursuant to which SRI acquired the mineral lease rights to explore the Fairview Hunter Gold Exploration Project (the “Fairview Hunter Project”). The Fairview Hunter Project lease was acquired from Durarock Resources, Inc., a company of which Scott Dockter (CEO of SRC) is a majority stockholder and David McClelland (a Director of SRC) is a less that 5% stockholder. Mr. Dockter, Mr. McClelland and Chris Whitaker (a Director of SRI) serve as directors of Durarock. In exchange for acquiring the Fairview Hunter Project SRC issued 500,000 shares of its restricted common stock to DuraRock  and granted DuraRock a 2% Net Production Royalty on any production sold from the property. The transaction was approved unanimously by both the Board of Directors of SRC and SRI with Mr. Dockter abstaining from such votes.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.                      Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
4.1 (*)	Convertible Promissory Notes
10.1 (*)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.2(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
14(5)	Code of Business Conduct and Ethics
21(5)	Subsidiaries of Steele Resources Corporation
31.1 (*)	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (*)	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (*)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
(*) Filed as an exhibit herewith
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

STEELE RESOURCES CORP.

Date: August 29, 2011	By /s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	August 29, 2011
A.Scott Dockter	Chief Executive Officer

/s/ David Bridgeford	Secretary and
David Bridgeford	Chief Financial Officer	August 29, 2011
(Principal Financial &
Accounting Officer)

/s/ Pauline Schneider	Director	August 29, 2011
Pauline Schneider

/s/ Peter Kristensen	Director	August 29, 2011
Peter Kristensen

/s/ David McClelland	Director	August 29, 2011
David McClelland