Form 10-Q/A
period 2011-03-31
STEELE RESOURCES CORP
filed 2011-08-29
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to revise certain disclosure in certain ITEMS indicated below. This Amended 10-Q includes only those Items which have been revised from the Registrant’s Form 10-Q filed with the SEC on May 16, 2011. There were no changes made to the Financial Statements. We did not introduce new information in the Notes to the Financial Statements, but minor changes were made for the purpose of clarification. ITEM 2, Management’s Discussion and Analysis, has been expanded to provide additional information relating to outstanding convertible notes. Except as set forth herein, there are no other changes to the disclosures in the Form 10-Q for the quarter ended March 31, 2011 previously filed with the SEC.

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

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2011	May 27, 2010 (Inception) Through March 31, 2011

Revenue	$-	$-

Operating expenses:

Exploration costs	362,287	510,058
General and administrative	194,368	679,446
Professional fees	58,285	211,373
Total operating expense	614,940	1,400,877

Loss from operations	(614,940)	(1,400,877)

Interest expense	(45,445)	(63,678)
Change in value of derivative	(55,714)	(55,714)

Net loss	$(716,099)	$(1,520,269)

Net loss per share, basic and diluted *	$(0.021)	(0.046)

Weighted average common shares outstanding *	33,680,556	32,824,192

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

During the quarter ended March 31, 2011 we raised $35,000 through the issuance of four unsecured promissory notes. The notes bear interest of 8% per annum and are due and payable on May 15, 2011. The proceeds were used to fund working capital.

We have also raised funds through the issuance of convertible promissory notes. The conversion of outstanding convertible notes would result in dilution of the equity interests of our existing stockholders. In addition, if the price of our common stock were to decrease, this would allow some convertible note holders (with notes in which the conversion rate is based on current market values)  to receive greater amounts of common stock upon conversion, the sales of which could further depress the stock price. The following table shows the number of shares that could be issued upon conversion of the notes based upon an assumed stock price of $0.20/share. The table has been adjusted to reflect a 1-for-3 reverse stock split of the Company’s outstanding common stock effective May 2, 2011.

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

We believe these convertible notes can be repaid in a timely manner from other invested capital we are currently seeking if the notes are not converted. Only the noteholder has the right to convert a convertible note.
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

The JV provides terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. The parties may jointly extend this period, by mutual agreement. As of March 31, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000 the remaining $460,000 of initial funding obligation still unpaid. SRI will initially contribute its leases in the Mineral Hill Project into the JV. SRI also agrees to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV will govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement. If either party fails to contribute the funds committed to, that party’s interest in the JV will be reduced. SRI will be responsible for operations of the JV.

On February 7, 2011, INCT completed its initial funding to the JV pursuant to the LOI in the amount of $290,000. On March 23, 2011 INCT, through one of its investors, completed a second funding to the Joint Venture in the amount of $250,000. As of March 31, 2011, INCT has funded $540,000 of its initial funding obligation of $1,000,000. On April 14, 2011 the Company notified INCT that it was in default under the JV Agreement. The parties have held subsequent discussions and on May 2, 2011 the parties agreed that the Company would not pursue its default remedies and would allow INCT additional time to fund the balance of the $460,000 initial funding obligation so long as INCT demonstrated good faith efforts to complete its initial funding obligation of $1,000,000. As of June 15, 2011 the Company and INCT have agreed that if the remaining $460,000 of initial funding is not completed by July 21, 2011, the JV Agreement will be terminated and a repayment schedule established to refund the $560,000 INCT has previously contributed.

Drawdown Equity Financing Agreement

On January 14, 2011, we entered in to a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”).  In accordance with the Agreements, Auctus has committed, subject to certain conditions set forth in the Agreements, to purchase up to $10 million of the Company’s common stock over a term of up to three (3) years.   At a share valuation of $0.15/share, the Company could only raise approximately $600,000 in the aggregate if all 4,000,000 shares were sold to Auctus contingent upon the 4.99%ownership limitation. Conversely, at this assumed per share value, the Company would have to register and sell over 66 million shares to aggregate the full $10,000,000 funding amount. Consequently, the Company will likely sell only a nominal amount of shares at a $0.15/share price with the hope that market conditions for its common stock will improve over time allowing the Company to derive a higher valuation for its shares sold to Auctus . Although the Company is not mandated to sell shares under the Agreement, the Agreement gives the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 95% of the average of the lowest closing bid price of the common stock of any two trading days during the five trading days following the Company’s delivery of a Drawdown Notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The floor price shall be a minimum price determined by the Company or 75% of the average closing price of the stock over the preceding ten (10) trading days prior to the Notice and can be waived at the discretion of the Company.  The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of (i) an amount of the shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on the 10 days preceding the Notice date.

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

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

4.1	Convertible Promissory Notes

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: August 29, 2011	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: August 29, 2011	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer