Form 10-Q/A
period 2011-06-30
STEELE RESOURCES CORP
filed 2011-11-07
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE – The Registrant is amending this Form 10-Q to file certain promissory notes as additional exhibits. Except as set forth herein, there are no other changes to the disclosures in the Form 10-Q for the quarter ended June 30, 2011 previously filed with the SEC.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

All of the securities issuances described below were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. All of the transactions were conducted in a private manner with each entity/individual on a negotiated basis without any public solicitation. Each entity/individual purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

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

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The note bears interest at 20% per annum and was due June 13, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June 2011, the Company issued convertible notes for $52,500 to one entity. The notes bear interest at 6% per annum and are due June 7, 2012. The conversion price shall be 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The note bears interest at 20% per annum and was due July 30, 2011. The conversion price is $0.15. Both note holders have extended the due date for the notes until the Company secures adequate alternative financing.

In June, 2011, the Company sold 50,000 shares of common stock of the Company to one individual for $6,000. The sale was made to one individual in a private, negotiated transaction without any public solicitation.

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

4.1	Convertible Promissory Notes.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: November 7, 2011	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: November 7, 2011	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer