Form 10-Q
period 2011-09-30
STEELE RESOURCES CORP
filed 2011-11-14
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

________________________

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

The number of shares of the issuer’s common stock outstanding as of October 31, 2011 was 43,972,518.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 (Unaudited), the Three months Ended September 20, 2010, the Period From May 27, 2010 (Inception) Through September 30, 2010 and May 27, 2010 (Inception) Through September 30, 2011 (Unaudited)	5

Statement of Stockholders' Deficit for the Period From May 27, 2010 (Inception) Through September 30, 2011 (Unaudited)	6

Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2011(Unaudited) and the Period From May 27, 2010 (Inception) Through September 30, 2010 and the Period From May 27, 2010 Through September 30, 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$35,435	$623
Prepaid expenses	5,256	1,336
Total Current Assets	40,691	1,959

Fixed assets	62,858	30,185
Accumulated depreciation	(10,255)	(2,710)
Total Fixed Assets	52,603	27,475

Other long-term assets	2,712	2,712

Total Assets	$96,006	$32,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$163,711	$66,126
Accrued expenses	305,802	108,412
Derivatives liability	191,429	52,250
Notes payable, net of discounts	347,036	145,755
Notes payable - related parties	-	6,800
Liability from joint venture termination	540,000	-
Liability due project funding partners	175,000	-
Liability due project funding partners - related parties	50,000	-
Total Current Liabilities	1,772,978	379,343

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares
authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 43,479,208 and 33,461,111 shares
issued and outstanding, respectively	25,285	14,433
Additional paid-in capital	987,922	442,540
Accumulated deficit during exploration stage	(2,690,179)	(804,170)
Total Stockholders’ Deficit	(1,676,972)	(347,197)
Total Liabilities and Stockholders’ Deficit	$96,006	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	From May 27, 2010 (Inception) Through September 30, 2010	From May 27, 2010 (Inception) Through September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:

Exploration costs	149,518	75,000	666,445	133,892	814,216
General and administrative	315,149	231,919	741,759	268,248	1,226,837
Professional fees	47,535	52,838	199,416	116,065	352,504
Total operating expenses	512,202	359,757	1,607,620	518,205	2,393,557

Loss from operations	(512,202)	(359,757)	(1,607,620)	(518,205)	(2,393,557)

Interest expense	(95,354)	(1,260)	(222,675)	(1,342)	(240,908)
Change in value of derivative	-		(55,714)	-	(55,714)

Net loss	$(607,556)	$(361,017)	$(1,886,009)	$(519,547)	$(2,690,179)

Net loss per share, basic and diluted *	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares outstanding *	38,446,756	31,998,475	35,382,638

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM MAY 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

	Common Stock
	Number	$	Additional Paid-In-Capital	Accumulated Deficit During Exploration Stage	Total
Balance - May 27, 2010	-	$-	$-	$-	$-

Issuance of shares for cash	19,100,000	5,730	9,270	-	15,000

Recapitalization due to reverse merger with
Steele Resources, Inc.	12,733,333	3,820	14,950	-	18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	1,451,111	4,353	307,647	-	312,000
For exploration costs	176,667	530	104,470	-	105,000

Issuance of warrants with notes	-	-	6,203	-	6,230

Net loss	-	-	-	(804,170)	(804,170)

Balance - December 31, 2010	33,461,111	$14,433	$442,540	$(804,170)	$(347,197)

Issuance of shares:
For cash (at $0.12)	50,000	50	5,950	-	6,000
For settlement of accrued legal fees	100,000	300	8,700	-	9,000
In conjunction with notes payable	150,000	450	14,600	-	15,050
For consulting & professional fees	899,167	1,233	93,655	-	94,888
For conversion of notes payable	8,818,930	8,819	193,835	-	202,654

Reclassification of derivatives back to APIC	-	-	168,734	-	168,734

Stock based compensation	-	-	59,908	-	59,908

Net loss	-	-	-	(1,886,009)	(1,886,009)

Balance September 30, 2011	43,479,208	$25,285	$987,922	$(2,690,179)	$(1,676,972)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2011	May 27, 2010 (Inception) Through September 30, 2010	May 27, 2010 (Inception) Through September 30, 2011
CASH FROM OPERATING ACTIVITIES:
Net loss	$ (1,886,009)	$ (519,547)	$ (2,690,179)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	7,545	389	10,255
Amortization of note discounts	196,280	-	210,488
Shares issued for exploration costs	-	105,000	105,000
Shares issued for services	94,888		94,888
Stock-based compensation	59,908	-	59,908
Change in value of derivative	55,714	-	55,714
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(3,920)	(46,244)	(5,256)
Increase in accounts payable	106,585	69,290	172,281
Increase in accrued expenses	204,794	78,136	313,206
(Increase) in other assets	-	-	(2,712)
NET CASH USED IN OPERATING ACTIVITIES	(1,164,215)	(312,976)	(1,676,407)

Investing Activities:
Purchase of fixed assets	(32,673)	-	(32,673)
NET CASH USED IN INVESTING ACTIVITIES	(32,673)	-	(32,673)

Cash From Financing Activities:
Proceeds from issuance of common stock	6,000	177,000	333,000
Cash acquired in reverse merger	-	19,200	19,200
Cash from joint venture funding partner	540,000	-	540,000
Cash from project funding partner	175,000		125,000
Proceeds from issuance of notes payable	437,500	100,000	627,500
Payments on notes payable	(15,000)	-	(15,000)
Cash from project funding partner - related party	50,000	-	50,000
Proceeds from issuance of notes payable - related party	46,500	20,848	74,148
Payments on notes payable - related party	(8,300)	-	(59,333)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,231,700	317,048	1,744,515

NET INCREASE IN CASH	34,812	4,072	35,435

CASH, BEGINNING	623	-	-

CASH, ENDING	$ 35,435	$ 4,072	$ 35,435

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for :
Interest	$ 705	$ -	$ 705
Income taxes	$ -	$ -	$ -

The Company acquired $30,185 of property and equipment through the issuance of notes payable during the period from May 27, 2010 (Inception) through Sept 30, 2011. During the nine months ended Sept 30, 2011, the Company converted $217,704 of notes payable and accrued interest to Equity.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEPTEMBER 30, 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $2,393,557 from May 27, 2010 (inception) through September 30, 2011 and had a working capital deficiency of $1,732,287 as of September 30, 2011. The Company does not have sufficient cash at September 30, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•

Level 1 - quoted in active markets for identical assets or liabilities.

•

Level 2 - other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•

Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features	-	-	$ (191,429)	$ (191,429)

Derivative liability for conversion features was valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Balance as of December 31, 2010	$ (52,250)
Creation of Derivative Liability	(252,199)
Change in Value of Derivative	(55,714)
Relief of Derivative Due to Note Conversion	168,734
Balance as of September 30, 2011	$ (191,429)

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

Exploration Stage Enterprise

The Company is in the exploration stage of operation, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. During the quarter, SRI commenced delivering stockpiled ore from its Mineral Hill property to Barrick Gold Corporation's Golden Sunlight Mine for processing pursuant to a processing agreement between the Company and Golden Sunlight Mines.

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

NOTE 3 - PROPERTIES

Pony Project

On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provides for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

A&P Project

On February 22, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine located in the Pony Mining District in Montana. (the “A&P Lease”). The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941. Chicago Mining also briefly pit mined the project in 1991 but did not finish processing an estimated 14,000 ton stockpile which remained at the mine site. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target. Historic reports by Chicago Mining and Newmont Mining indicated that those geologists believed the A&P to have significant gold resource potential. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI.

During September, 2011, SRI commenced delivering stockpiled ore from its A&P property to Barrick Gold Corporation's Golden Sunlight Mine for processing pursuant to a processing agreement between the Company and Golden Sunlight Mines.

The Company has consolidated the operations of the Pony and A&P properties as the Mineral Hill Project under the its subsidiary SRI. SRI's current operating plan for the Mineral Hill Project, under its approved SMES, consists of the initial phase of the development of an underground drift which is anticipated to have the Company on mineralized structure by the end of the year. Upon completion of the infrastructure, the Company is planning to begin mining activity. The second phase consists of completion of the geological mapping and geophysics analysis that will establish the exploration drilling phase. This phase will cover three to five months of drilling and will include 30 drill holes in targeted areas resulting in an estimated 10,000 feet of additional drilling results. The core samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project.

SRC plans to raise the required working capital to support the current operating plan through the private placement of our equity securities, by way of loans and such other means as the Company may determine.

Copper Canyon Project

In September, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase with a corporation in the state of Idaho to acquire the Salmon Copper Canyon property, (the "Copper Canyon Mine"). The Copper Canyon Mine project is located approximately 37 miles west of North Fork, Idaho on the northern bank of the Salmon River at an elevation of 3,250 feet and is comprised of ten (10) unpatented lode claims. The Copper Canyon Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012 , with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. The Company has initiated the permitting process with the US Forest Service to permit access and exploration of the property. The Company will not make the requisite lease payments until such time as the permits are received and executed by the Company.

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

In October 2010, the Company issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note was due and payable on or before April 5, 2011 the note with accrued interest was converted into 574,185 shares of SRC’s common stock at a conversion rate based on 60% of the market value of SRC’s common stock at the time of conversion. The investor was also issued warrants to purchase 33,334 shares of SRC common stock at an exercise price of $1.50/share maturing in October 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation. The note and accrued interest were converted into 574,185 shares of SRC common stock in June 2011.

In November 2010 the Company issued a convertible note for $65,000 to one entity. The note bears interest at 8% per annum and is due October 17, 2011. The conversion price shall be 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. During July, August and September 2011, the note holder converted $64,000 of principal into 5,905,887 shares of SRC common stock.

In January 2011, the Company issued a convertible note for $32,500 to one entity. The note bears interest at 8% per annum and is due September 30, 2011. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. In July 2011, the note holder converted the principal and accrued interest into 983,645 shares of SRC common stock.

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

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The notes bear interest at 20% per annum and were due September 13, 2011. The conversion price is $0.15. In July 2011, one note holder converted $25,000 plus accrued interest into 171,324 shares of SRC common stock. The other note holder has extended the due date for the notes until the Company secures adequate alternative financing.

In June 2011, the Company issued two convertible notes for $52,500 to one entity. The notes bear interest at 6% per annum and are due September 3, 2011 and September 7, 2012. The conversion price shall be 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. In June 2011, the note holder converted $26,250 plus accrued interest into 285,714 shares of SRC common stock. During July, August and September 2011, the note holder converted $25,000 of principal into 898,185 shares of SRC common stock.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The notes bear interest at 20% per annum and are due July 30, 2011. The conversion price is $0.15. The Company repaid both principal and accrued interest on one note of $15,000. The other note holder has extended the due date for the notes until the Company secures adequate alternative financing.

In July 2011, the Company issued a convertible note for $35,000 to one entity. The note bears interest at 8% per annum and is due April 23, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In September 2011, the Company issued a convertible note for $40,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

As of September 30, 2011, interest payable on these notes totaled $9,187.

These notes were evaluated under the guidance of FASB ASC 815 and it was determined that the embedded conversion feature should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

NOTE 5 - NOTES PAYABLE

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

As of September 30, 2011, interest payable on these notes totaled $6,680.

The components of the notes payable are as follows as of September 30, 2011:

	Principal Amount	Unamortized Discount	Net
Notes payable	187,250	-0-	187,250
Convertible notes payable	275,000	(151,214)	159,786
Total notes payable	$462,250	$(151,214)	$347,036

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,544, $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2011, 2012, 2013, 2014, 2015 respectively. Total rental expense was $33,958 for the nine months ended September 30, 2011 and $50,244 for the period from May 27, 2010 (Inception) through September 30, 2011.

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

SRI entered into a Mineral Lease Agreement with an Option to Purchase (the “Copper Canyon Lease”) effective as of June 21, 2011 21, 2011. The Copper Canyon Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. As of September 30, 2011 no payments have been made with respect to the Copper Canyon Lease.

On August 31, 2011,  SRC and Innocent, Inc. negotiated a formal Termination of Definitive Agreement  (the “Termination Agreement”) of the Joint Venture Agreement established to fund the development of the Mineral Hill Project. Pursuant to the Termination Agreement SRC acknowledges its obligation to repay $540,000 paid to date by INCT to SRC under the terms of the JV Agreement. The Termination Agreement also allows SRC the option to assume the $540,000 owed to INCT note holders on terms negotiated between SRC and the note holders.

In September 2011, SRC entered into three funding agreements for the Mineral Hill Project with two individuals, for a total of $175,000 of funding and a Director of the Company for a total of $50,000 in project funding. The funds provided will support the initial stockpile reclamation project at the Mineral Hill Project and are to be repaid from the net proceeds of the reclamation project. In addition to the return of their investment, the funding partners could receive an aggregate of 10% of the net proceeds, up to a maximum amount equal to their original investment, from the Mineral Hill Project.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$ 462,250	$ 462,250	$ -	$ -	$ -
Funding obligations	765,000	765,000
Mineral leases	3,670,000	725,000	1,745,000	1,200,000	-
Operating leases	126,024	32,709	93,315	-	-
Total obligations	$ 5,023,274	$ 1,984,959	$ 1,838,315	$ 1,200,000	$ -

In conjunction with the mining claims held or leased by SRI, we are obligated to pay claim maintenance fees of approximately $12,000 for Mineral Hill over the next twelve months.

NOTE 7 - STOCKHOLDERS’ (DEFICIT)

Issuance of Common Stock

In January, 2011, the Company issued 150,000 shares of common stock in connection with promissory notes issued to two individuals. In January, 2011, the Company issued 100,000 shares of common stock in exchange for $9,000 of legal services. The Company issued 166,667 shares of common stock in exchange for $25,000 of consulting fees in April, 2011. The Company issued 82,500 shares of common stock, to two individuals, in exchange for $8,888 of consulting fees in June, 2011. Through a private placement of its common stock, the Company issued 50,000 shares for $6,000 in June, 2011. In June, 2011, 1,032,312 shares of common stock were issued to three entities following the conversion of convertible notes. The Company issued 500,000 shares for $55,000 of consulting fees in August, 2011. The Company issued 150,000 shares of common stock in connection with a promissory note issued to one individual in September 2011. In the three months ending September 30, 2011, the Company issued 7,786,618 shares of common stock to one individual and two entities following the conversion of convertible notes.

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

During the three months ended September 30, 2011, no incentive stock options of were issued. The following assumptions for options valuation using in the Black-Scholes Model have been used:

Term	10 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

Stock Warrants

During the nine months ended September 30, 2011, no stock warrants were issued.

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the nine months ended September 30, 2011, are as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	--	--	1,033,334	$ 0.5308
Granted	2,066,669	$ 0.1204	--	--
Canceled	--	--	--	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at September 30, 2011	2,066,669	$ 0.1204	1,033,333	$ 0.5308
Vested at September 30, 2011	733,334	$ 0.1183

Stock options and warrants exercisable at September 30, 2011, are as follows:

Stock Options:

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price

$ 0.110	1,400,000	400,000	9.73	$0.110
$ 0.121	250,000	250,000	9.73	$0.121
$ 0.150	250,002	83,334	9.37	$0.150
$ 0.162	166,667	-	9.53	$0.162

Stock Warrants:

Exercise Price	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in years)	Weighted Average Exercise Price
$ 0.45	1,000,000	1,000,000	2.00	$ 0.45
$ 1.50	33,334	33,334	4.08	$ 1.50

Stock-based compensation costs recognized for the nine months ending September 30, 2011 amounted to $59,908.

The Company effected a 1-for-3 reverse stock split on May 2, 2011. The accompanying financial statements reflect the retroactive effect of this reverse stock split.

NOTE 8 - SUBSEQUENT EVENTS

On October 19, 2011, the Company began the development of an underground drift at the Mineral Hill Project. The development work is anticipated to have the company on mineralized structure within 45 days. Upon completion of the infrastructure, the Company is planning to begin mining activity at a target rate of 100-200 tons per day. The processing of the mineralized materials will be contracted to a third party. The Company believes that its total production cost per ton will be approximately $138.00.

The cost of the underground development drift will be funded, in part, from $150,000 received from two convertible notes issued by the Company to two individuals in October 2011. The notes bear an interest rate of 20% maturing on April 13, 2012 and are convertible into the Company's common stock at $0.035 per share at the discretion of the note holders.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

Steele Resources, Inc. was formed on May 27, 2010. On June 17, 2010 we entered into and consummated a Plan and Agreement of Reorganization between Steele Resources Corporation and Steele Resources, Inc. ("SRI") and certain stockholders of SRI (the “Reorganization”). As a result of the Reorganization, the Company changed its name to Steele Resources Corporation ("SRC") and SRI became a wholly-owned subsidiary of SRC and the acquired business operations of SRI became SRC’s primary business activity.

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

The Company has incurred a net operating loss of $512,202 for the three months ended September 30, 2011; $1,607,620 for the nine months ended September 30, 2011, and has a total accumulated deficit of $2,690,179.

As of September 30, 2011 the Company has no revenue-generating operations. However, during the quarter, SRI commenced delivering stockpiled ore from its Mineral Hill property to Barrick Corporation’s Golden Sunlight Mine for processing pursuant to a processing agreement between the Company and Golden Sunlight Mines, Inc. The Company expects to receive proceeds from this processing during November and December 2011. However, to continue as a going concern, the Company will continue to be dependent on fund raising for project development and payment of general and administration expenses until production at the Mineral Hill Project ramps up to sustainable production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Results of Operation

We have not included a discussion and analysis comparing our current financial position and results of operation with periods prior to the Reorganization on as management believes a discussion of SRC’s past operations (prior to the Reorganization) would not be helpful in evaluating our new line of business in the natural resources sector commenced as a result of the Reorganization. Our financial reporting commences as of May 27, 2010, which is the inception date of SRC’s wholly-owned subsidiary, SRI which initiated SRC's current mineral exploration business. SRI has been in existence for a relatively short period of time and has conducted only limited operations to date.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the nine and three months ended September 30, 2011 as compared to the period ended September 30, 2010.

Results of Operations for the nine months ending September 30, 2011 compared to the period of May 27, 2010 ("Inception") through September 30, 2010

Revenue

During the nine months ended September 30, 2011 and the period from Inception through September 30, 2010, neither SRC nor its subsidiary SRI had any revenue from operations. However, during the quarter, SRI commenced delivering stockpiled ore from its Mineral Hill property to Barrick Corporation’s Golden Sunlight Mine for processing pursuant to a processing agreement between the Company and Golden Sunlight Mines, Inc. The Company expects to receive proceeds from this processing during November and December 2011.

Operating Expenses

Total Operating expenses for the nine months ended September 30, 2011 were $1,607,620 and for the period of Inception through September 30, 2010 the expenses were $518,205, an increase of $1,089,415 or 210%. The increase in Operating expenses is attributed to the start-up costs of the organization; a significant increase in operational activity; the costs of exploration property leases; legal and accounting expenses related to a publicly reporting company and expenses related to the filing of a registration statement for the proposed secondary offering of stock; and administrative costs related to several financing transactions during 2011.

Net Loss

We incurred a net operating loss $1,886,009 for the nine months ended September 30, 2011 and an operating loss of $519,547 for the period from Inception through September 30, 2010, a change of $1,366,462 or 263%. The increase in operating loss is the result of expenses relating to SRI’s initial mineral lease payments; costs associated with the delivery of stockpiled ore; and with SRC’s increasing general business expenses relating to establishing the Company’s business, coupled with a lack of revenues to offset these expenses.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenue

During the three month periods ended September 30, 2011 and 2010, no revenue was generated by the Company. However, during the quarter, SRI commenced delivering stockpiled ore from its Mineral Hill property to Barrick Corporation’s Golden Sunlight Mine for processing pursuant to a processing agreement between the Company and Golden Sunlight Mines, Inc. The Company expects to receive proceeds from this processing during November and December 2011.

Operating Expenses

Total exploration stage expenses for the business amounted to $149,518 and $75,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $74,518 or 99%. Exploration expenses include exploration of property leases; claim staking fees; geological services; and costs related to commencing the delivery of stockpiled ore at the Mineral Hill project. General and administrative expenses were $315,149 and $231,919 for the three months ended September 30, 2011and 2010, respectively, a change of $83,230 or 36%. The increase in G&A expenses include the labor and related costs to establish the Company's operating organization as well as consulting services in the area of investor relations. Professional fees during the three months ending September 30, 2011 and 2010, were $47,535 and $52,838 ,respectively, a decrease of $5,303 or 10%. Professional fees consist primarily of legal and accounting expenses relating to SEC filings by SRC and preparation of reports filed with the SEC.

Net Loss

We incurred a net loss $607,556 and $361,017 for the three months ended September 30, 2011 and 2010, respectively, an increase of $246,539 or 68%. The increase in net loss is the result of expenses relating to SRI’s initial mineral lease payments; costs associated with the delivery of stockpiled ore; SRC’s increasing general business expenses relating to establishing the Company’s business; and increased interest expense related to notes payable, coupled with a lack of revenues to offset these expenses.

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

SRI’s business plan is to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and development feasibility, SRI will seek to identify those exploration properties which offer the best potential for producing significant gold and silver reserves and offers favorable conditions for the efficient development of the property to reach a production stage.

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

The second approach will be to contract with the property owner or mineral rights holder to provide the services listed above on a contract fee basis which would include a percentage royalty paid to SRI on any gold production which is actually achieved. This approach would have SRI acting in the nature of a general contractor.  SRI would prepare the same type of comprehensive mining development plan as described above and assemble the necessary service providers to carry out the plan. To date, SRI has not contracted to provide services to other mineral rights holders choosing instead to develop its own currently leased properties.

Suitable projects will have the following characteristics:

•

properties located near existing mineral zones initially focusing in the USA;

•

properties having a considerable amount of exploration completed; and

•

properties not of sufficient size for the major mining companies to advance themselves.

Exploration Projects

The Fairview Hunter Mine Project was acquired through an asset purchase agreement in September, 2010. The property is located approximately 30 miles southeast of Fallon, NV and occupies the northern and central portions of the historic Fairview Mining District. The topography consists of moderate to steep hilly terrain in the southern portion, becoming pediment-covered in the north with gentle slopes and numerous intermittent stream channels. Several old prospects, adits and shafts are scattered throughout the property. The project has recently had drilling conducted and two primary zones have been identified for further drilling.  According to a geologic report on the property, two separate target areas were previously drilled at the Fairview Hunter Project.  The Company notified the property owner in July 2011 that the Company was terminating the lease purchase agreement.

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

On September 15, 2011, the Company entered into an Ore Purchase Agreement with Golden Sunlight Mines, Inc. (“GSM”). Pursuant to the Agreement, GSM agreed to process up to 10,000 tons of stockpiled ore from the Company’s Mineral Hill Project.  Under terms of the Agreement, GSM will purchase the ore from the Company based upon assayed grade per delivered ton less processing costs of $37 per ton. The Company expects to complete delivery of approximately 7,000 tons of ore by December, 2011. The Company believes the delivered ore will bear indicated average grades of approximately 0.10 ounces of gold per ton.

Subsequent to the end of the quarter, SRI commenced the initial development stage of the Mineral Hill project consisting of road grading, surface preparation, portal development and driving the drift to commence mining activity to recover underground material.

Copper Canyon Mine

In September, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase with a corporation in the state of Idaho to acquire the Salmon Copper Canyon property, (the "Copper Canyon Mine"). The Copper Canyon Mine project is located approximately 37 miles west of North Fork, Idaho on the northern bank of the Salmon River at an elevation of 3,250 feet and is comprised of ten (10) unpatented lode claims. The mine is accessible all year around by a paved, then gravel road maintained by the U.S. Forest Service. According to the Idaho Geological Survey, the mine is within the Mineral Hill District, approximately 17 miles northwest of the Blackbird mine, once a major cobalt producer.

Copper mineralization was first discovered at what is now Copper Canyon Mine in the 1960’s. Salmon Canyon Copper Company (SCCC) was formed and since that time, over 2,500 feet of drifts and raises have been developed. Most of the workings occur beneath the ore body with a few raises and sublevels intersecting the mineralization situated above. According to Salmon Canyon Copper, the total amount of ore produced by SCCC is estimated to have been less than 1,000 tons. Additional development includes sampling and mapping programs conducted by several companies and a total of twenty-nine (29) drill holes have been drilled on the property.

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

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At September 30, 2011, our cash balance was $35,435.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

In conjunction with the mining claims held or leased by SRI, SRI is obligated to pay claim maintenance fees of approximately $12,000 for Mineral Hill over the next twelve months.

We expect near term revenues from the Mineral Hill Project from the removal and processing of the stockpile and dump materials, but do not expect that these revenues will cover long term operating expenses. While we expect exploration of suitable projects to commence during the next twelve months we do not expect revenues from this work to cover our operating expenses which we expect to increase as we implement our business plan. Consequently, we are dependent on the proceeds from other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We may find it necessary to rise additional outside financing which may not be available.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

The JV provided terms for INCT to contribute up to $5,000,000 in operating funds over a one year period beginning with the execution of the JV agreement. SRI also agreed to fund the JV with a matching $5,000,000 in operating funds no later than one year following the first $1,000,000 funded by INCT. The JV would govern the operations of the various sites within the Mineral Hill Project wherein the parties to this agreement will initially share 50%-50% joint ownership of the JV, based upon the assumption, each party fulfills its terms and responsibilities pursuant to the LOI and the final JV agreement.

As of September 30, 2011, INCT had funded $540,000 of its initial funding obligation of $1,000,000. On April 14, 2011 the Company notified INCT that it was in default under the JV Agreement. The parties have held subsequent discussions and on May 2, 2011 the parties agreed that the Company would not pursue its default remedies and would allow INCT additional time to fund the balance of the $460,000 initial funding obligation so long as INCT demonstrated good faith efforts to complete its initial funding obligation of $1,000,000 On July 22, 2011 SRI delivered a notice terminating the JV Agreement following INCT's failure to fund the balance of $460,000 or to provide credible documentation that funding was or would be available. Pursuant to that notice by SRC, the parties negotiated a formal Termination of Definitive Agreement effective as of August 31, 2011 (the “Termination Agreement”).

Pursuant to the Termination Agreement SRC acknowledges its obligation to repay $540,000 paid to date by INCT to SRC under the terms of the JV Agreement. Per the Termination Agreement, SRC will apply net proceeds from its Reclamation Phase at its Mineral Hill property towards the repayment of the $540,000. The Reclamation Phase consists of approximately 7,000 tons of ore currently stockpiled on the Mineral Hill property which will be processed at a near-by processing facility. In addition, SRI, holder of the mineral leases within the Mineral Hill property, has granted INCT 8% of the net profits realized from the processing of the Reclamation Phase ore.

The Termination Agreement also allows SRC the option to assume the $540,000 owed to INCT noteholders on terms negotiated between SRC and the noteholders.

Subject to the repayment/assumption of the $540,000 and the 8% interest in the Reclamation Phase, INCT relinquishes all ownership rights in the Mineral Hill property and is relieved of any further funding obligations relating to the Mineral Hill property. Pursuant to the Termination Agreement, SRI will retain 100% ownership of the mineral lease rights to the Mineral Hill property and will be solely responsible for its ongoing funding and operations.

Drawdown Equity Financing Agreement

On January 14, 2011, we entered in to a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”).  In accordance with the Agreements, Auctus committed, subject to certain conditions set forth in the Agreements, to purchase up to $10 million of the Company’s common stock over a term of up to three (3) years.  Although the Company is not mandated to sell shares under the Agreement, the Agreement gives the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 95% of the average of the lowest closing bid price of the common stock of any two trading days during the five trading days following the Company’s delivery of a Drawdown Notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The floor price shall be a minimum price determined by the Company or 75% of the average closing price of the stock over the preceding ten (10) trading days prior to the Notice and can be waived at the discretion of the Company.  The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of (i) an amount of the shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on the 10 days preceding the Notice date.

Auctus was not required to purchase the shares unless: a) the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended; and b) under certain conditions which are set forth in the Agreements, and which are outside of Auctus’ control.  The Company was obligated to file and did file on February 10, 2011 with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1, covering the sale of up to 4,000,000 shares of common stock to Auctus. The Company was to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.  The Company agreed to pay Auctus an aggregate amount of $10,000 as an origination fee with respect to the transaction.

In August, 2011 the Company made the decision to not proceed with the proposed financing arrangement with Auctus. The Company has decided to pursue other means of financing its operations through its existing investment banking relationships. In light of the above the Company voluntarily withdrew its pending S-1 Registration Statement, which was primarily intended to register the shares under the Auctus agreement, on August 11, 2011.

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placements in 2011, an important element of the plan includes continuing to rise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 - CONTROLS AND PROCEDURES

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

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current officers and Directors of SRC own common stock of the Company representing 62% of the Company’s outstanding common stock.  Accordingly, Scott Dockter and other Directors will have the ability to control the affairs of the Company for the foreseeable future.

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

In July 2011, holders of convertible notes payable converted $72,500 of principal into 2,211,307 shares of common stock of the Company.

In July 2011, the Company issueda convertible note for $35,000 to one entity. The note bears interest at 8% per annum and is due April 23, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In July 2011, the Company issueda convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In August 2011, holders of convertible notes payable converted $17,500 of principal into 1,116,349 shares of common stock of the Company.

In August 2011, the Company issued 500,000 shares of its common stock to a consultant in exchange for consulting services valued at $55,000.

In September 2011, the Company issueda convertible note for $40,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In September 2011, the company issued 150,000 shares of its common stock in exchange for consulting fees valued at $6,000.

In September 2011, holders of convertible notes payable converted $46,500 of principal into 4,458,962 shares of common stock of the Company.

ITEM 5. - OTHER INFORMATION

In August, 2011 the Company made the decision to not proceed with a proposed financing arrangement with Auctus Private Equity Fund, LLC. As a result the Company voluntarily withdrew its pending S-1 Registration Statement, which was primarily intended to register the shares under the Auctus agreement, on August 11, 2011.

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

4.1	Convertible promissory notes.

10.10	Ore Purchase Agreement between Golden Sunlight Mine, Inc. and Steele Resources Corporation dated September 15, 2011.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: November 14, 2011	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: November 14, 2011	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer