Form 10-K
period 2011-12-31
STEELE RESOURCES CORP
filed 2012-04-11
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

_________________________

For the Fiscal Year Ended	Commission File Number
December 31, 2011	000-53474

STEELE RESOURCES CORPORATION

Nevada	75-3232682
(State of Incorporation)	(I.R.S. Employer Identification)

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

As of June 30, 2011 the aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price on such date was approximately $3,339,000.

As of April 6, 2012, the Registrant had outstanding 51,292,705 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [X]

Documents Incorporated by Reference

Certain exhibits required by Item 15 have been incorporated by reference from Steele Resources’ previously filed Form 8-K’s, Form 10-Q’s and Form 10-K’s.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K or incorporated by reference may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

     These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

     These risks and uncertainties and other factors include, but are not limited to, those set forth under Item 1A “Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART I

ITEM 1.

BUSINESS

Corporate Overview

Steele Resources Corporation (formerly Steele Recording Corporation) ("SRC", the "Company", "we", or "our") is a U.S. exploration and mining company, incorporated in the state of Nevada on February 12, 2007. On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, SRI was the acquirer.

The primary business of the Company is carried on through its wholly-owned subsidiary, SRI, which is an exploration and mining company focused on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, explore and, if warranted, develop and operate mineral exploration properties and to provide mine exploration and operations services to mining properties located initially in the Western United States. The initial business strategy is to evaluate properties which have considerable amounts of exploration already completed and have potential and inferred resources identified. Presently, we have three projects: our Mineral Hill Gold Mine project located in Montana; our Copper Canyon Mine, a copper-cobalt project in Idaho; and our Billali Mine, a silver-gold project located in New Mexico. See “Item 2. Properties” for more information about our properties. Information about the Company and its properties, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.steeleresources.com.

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

The Company continually seeks to identify exploration properties which offer the best potential for producing significant gold and silver reserves and offer favorable conditions, if warranted, for the future efficient development of the property to reach a production stage. Once suitable projects are identified, SRI will contract services to perform further exploration drilling, prepare feasibility studies, mine modeling, on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

SRI will provide its mine exploration services in one of two ways. The first approach is for SRI to acquire part or all of the mineral rights to a designated property. In this approach SRI would prepare a comprehensive mining development plan including the tasks to be accomplished, the timetable for each phase of the plan and the nature and number of service providers to perform the tasks. The exploration plan would include a detailed budget, payment schedules and a percentage royalty from any gold or silver produced, if the property is found worthy of development. SRI would then assemble the necessary service providers to carry out the exploration and, if warranted, development plan. In this approach, SRI would fund the property exploration and possible development itself in which case it would own all or a substantial portion of all the mineral production, if any, which might be realized from that particular property with a royalty typically paid to the property owner or the mineral rights assignor. This approach would also typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

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

Success in gold or other mineral exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it, availability of trained miners and equipment and availability of exploration capital. The exploration process can be long and costly. Due to these and other factors, the probability of our identifying individual prospects having commercially significant reserves cannot be predicted. The Company and SRI together represent a relatively new, exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of the Company's properties and further exploration will be required before an evaluation of the economic and regulatory feasibility of the properties can be determined.

Recent Developments

Joint Venture Agreement Governing Exploration and Development of Pony Project and A&P Project

In February, 2011, SRI entered into a Joint Venture Agreement (the “JV Agreement”) relating to the Mineral Hill Project with Innocent Inc. ("INCT"), a Nevada corporation engaged in the financing of exploration and potential development of mineral properties. Pursuant to the JV Agreement, INCT agreed to provide up to $5,000,000 to fund the exploration and development of the Mineral Hill Mining Project.

On August 31, 2011 SRI and INCT entered into an agreement to terminate the JV Agreement. At the time of termination INCT had funded $540,000 towards the Mineral Hill project, which SRI agreed to refund and carries as a liability on its balance sheet. SRC also granted INCT an 8% Net Profit Interest on the stockpiled material removed from the Mineral Hill property in consideration for the release of INCT's 50% interest in the JV Agreement. Subject to the repayment/assumption of the $540,000 and the 8% interest in the reclamation phase, SRI retains ownership of the mineral lease rights to the Mineral Hill property and is solely responsible for its ongoing funding and operations. SRC has agreed to repay the $540,000 to INCT from working capital generated through debt financing or through the private placement of our equity securities, and such other means as the Company may determine. The Company paid $15,128 for the 8% Net Profit Interest on the stockpiled material owed to INCT.

Billali Gold Mine Letter of Intent

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC, an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of one patented claim and the Company believes has potential for near term production of silver and gold ore.

The district has several historical mines in the area and an estimated 151,000 oz of gold, 1,200,000 pounds of copper, 5,000,000 pounds of lead, and 4,000,000 pounds of zinc was mined from the district from 1880 to 1991. In total, approximately $10,000,000 worth of metals was mined district wide. At the Billali Mine, approximately 4,120 ounces of gold was produced grading at .19 opt gold and 12 opt silver.

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

Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,212	$810	$972
2010	$1,420	$1,058	$1,224
2011	$1,895	$1,319	$1,571

Source: London Metal Exchange

On March 30, 2012, the afternoon fixing price for gold on the London Bullion Market was $1,662 per troy ounce.

This current price level has made it more economically feasible to produce gold as well as making gold a more attractive investment for many.  Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying, exploring and, if warranted, developing suitable projects.

Gold Mining Industry Participants

By industry standards, there are generally four types of mining companies. Typically, an “exploration stage” mining company is focused on exploration to identify new, commercially viable gold deposits. “Junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually and /or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining (“major”) companies may have several projects in production plus several million ounces of gold in proven reserves.

SRC is currently characterized as an exploration company. To the extent that SRC is hired by a property owner (other than its own property) to carry out advanced stage exploration and development of a mining project, SRC would not be deemed a “mining company” but rather a mining service provider.

Competition

Of the four types of mining companies, we believe junior companies represent the largest group of gold mining companies. All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located in the Western United States.  As an exploration stage company, we will compete with other mineral resource exploration and development companies for financing and for acquisition of new mineral properties.

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

Employees

As of December 31, 2011, we had five full-time employees.  Employees include a CEO, a VP, a CFO, and an Operations Manager and a Senior Geologist. We anticipate hiring additional employees during the current year to work the Company's mining sites as our exploration development programs commence. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current exploration and any future development programs. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

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

Federal Regulation of Mining Activity

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

Idaho

The mining and exploration activities for the Copper Canyon property will be governed by the Bureau of Land Management and the US Forest Service. In Idaho, the BLM manages nearly 12 million acres of public lands, nearly one-fourth of the state's total land area.  The Branch of Lands, Minerals & Water Rights administers the use and development of many of the resources found on these lands - including energy and mineral resources - along with managing real estate transactions involving public lands.

The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands do nothing to diminish their health and productivity or impair their use and enjoyment by present and future generations.

New Mexico

In connection with mining, milling and exploration activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

The required permits from the New Mexico Office of the State Engineer (OSE) and the New Mexico Environmental Department and from the Mining and Minerals Division under the NM Mining Act of 1993 have been issued. Safety at the Billali Mine is regulated by the Mine Safety and Health Administration (MSHA), a federal agency, and by the New Mexico Office of the State Mine Inspector.

With respect to the permits required for our projects mentioned above, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected. See Item IA. “Risk Factors” for more information.

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

Any exploration and development of mining projects by SRC will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

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

BUSINESS RISKS

SRC is a relatively new company with a limited operating history which makes the evaluation of its future business prospects difficult.

Prior to June 17, 2010 SRC was a shell company with no designated business or operations. As a result of the Reorganization SRC has only recently changed its business to focus on the natural resource sector which new business will be carried out primarily by its wholly-owned subsidiary, SRI. SRI is an exploration stage company which only recently was formed and commenced its business. Consequently, it has limited operating history and an unproven business strategy. SRI’s primary activities to date have been the design of its business plan and identifying potential advanced stage gold exploration projects which fit SRI’s project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. The Company has not generated any revenues from mining operations to date. The Company’s success is dependent upon the successful identification and future development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; unfavorable weather conditions; the availability of materials and equipment; the cost and time of bringing exploration stage projects into production; the amount and accuracy of gold reserves identified; and the market price of gold and other metals. These conditions may have a material adverse effect upon SRI’s and the Company’s business operating results and financial condition.

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

If SRC fails to raise additional capital to fund its business growth and project exploration, its new business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to explore our mining properties. The Company will attempt to raise such capital through the sale of common stock or debt instruments or securing commercial lines of credit. However, there is no assurance that the Company will be successful in raising or borrowing sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

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

SRI has currently identified and acquired an interest in or signed a Letter-of-Intent relating to four groups of exploration projects, two located in Nevada and two located in Montana and one located in New Mexico. However, SRI has commenced exploration or development on only one of these projects. Therefore we are unable to determine the quantity of gold, if any, we may be able to recover. We, through our wholly-owned subsidiary, SRI, will continue to seek and identify additional suitable potential mineral resources, which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

We may lose the mineral rights to properties if we fail to meet payment requirements or development or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase option agreements that may require the payment of option payments, rent, minimum exploration expenditures or other installment fees or specified expenditures. All of our projects require annual rent or payments to be paid by SRI. If we fail to make these payments when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights.

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

Three officers and/or directors of the Company together hold approximately 47% of the outstanding common stock of the Company as of April 6, 2011. Accordingly, our directors and officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, which could have a material effect on the approval or disapproval of mergers, acquisitions, consolidations or the sale of all or substantially all of our assets. As significant stockholders of the Company, these individuals will have significant influence in the election of directors as well as the power to prevent a change of control. The interests of these officers and directors may differ from the interests of the other stockholders.

A decline in the price of gold and other resources will adversely affect our chances of success.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices at historic highs closing at $1,895 per ounce on September 6, 2011 as reported on the Chicago Mercantile Exchange. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources could make some exploration projects no longer viable and will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

The Auditor’s Report for fiscal year 2011 states there is substantial uncertainty about the ability of SRC or SRI to continue its operations as a going concern.

In their audit report dated April 6, 2012 included in this annual report, the auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

There is currently a limited active trading market for our common stock which is listed and traded on the OTCQB (owned and operated by NASDAQ Stock Market, Inc). The OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions and other factors. In addition, stock markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of exploration stage companies, which may adversely affect the market price of our common stock in a material manner.

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

ITEM 2.

PROPERTIES

Office Facilities

Our corporate offices are located at 3081 Alhambra Drive, Suite 208, Cameron Park, CA  95682. We are currently paying rent of $750 per month for our corporate offices. We believe this space is currently adequate however we expect to move into new office spaces located in Cameron Park, CA during the current year.

The Company has a lease for expanded corporate offices that is currently under construction. We anticipate that we will move to the new facility in 2012.

Mineral Properties/Interests

All of the properties currently leased or being purchased by SRI  have a certain amount of prior exploration data available however none of the properties currently have any probable or proven reserves. Consequently, there is no assurance that a commercially viable mineral deposit exists on any of the properties and further exploration will be required before an evaluation of the economic and regulatory feasibility of the properties can be determined.

Mineral Hill Project

The Mineral Hill Exploration project is a gold project located 4-6 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County and includes 17 patented claims and 67 unpatented claims known as the Pony Exploration project (“the Pony Project”) and two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Project") located in the Pony Mining District in Montana comprising approximately 1,800 acres (collectively the "Mineral Hill Project"), a discussion of both projects follows. The area has several historical mines in the area and an estimated 350,000 ounces of gold was mined from the district from 1890 to 1941. The Boss Tweed mine produced 44,223 oz of gold from 1904 to 1935, and $1,500,000 of ore was produced from the Clipper mine. The A&P mine produced 128,000 tons of ore from 1934 to 1941, and an estimated 5.8 million tons of ore remains according to Chicago Mining Corp. The average grade for the district is 0.25 opt Au and sampling programs by several companies including SRI has confirmed this value.

Property access includes BLM and U.S. Forest service dirt roads that exist throughout the entire district and pass through most if not all of the Mineral Hill Project claims.  The roads are maintained well enough to allow exploration equipment such as drill rigs and water trucks, as well as privately owned vehicles to the priority sites marked for exploration and development. SRI has obtained appropriate road use permits with these agencies that stipulate the required road maintenance to support haulage activity.

Pony Project: On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease")with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provides for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

The property has no known mineral reserves. The Pony Project includes both patented and unpatented claims.  There are 67 unpatented lode claims each representing 20 acres for a total of 1340 acres for the purposes of exploration. There are 17 federal patented lode claims plus fractions covering approximately 322.05 acres.  The following is a list of the names, acreages, survey numbers (Sur) and Bureau of Land Management (NMC) numbers associated with the claims:

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

Our exploration plan is to perform another 50 drill holes in targeted areas resulting in an estimated 25,000 feet of additional drilling results. The estimated 5,000 samples from this drilling program will be tested and analyzed allowing us to prepare extensive geological mapping and prepare feasibility studies for the project. Based on the reported historic production, the regional potential identified in historic geologic reports and SRI’s feasibility studies, SRI will prepare a Plan of Operations under the requirements of the SMES for the Pony Project.

A&P Project: In February, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000.00 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership to the A&P property shall be transferred to SRI.

The A&P was actively mined in the early 20th Century and produced 128,600 ounces of gold from 1934 to 1941.  Chicago Mining also briefly pit mined the project in 1991. The A&P claim is contiguous with the larger Pony Project and is considered a key piece of the regional mineralization target.  Historic reports by Chicago Mining and Newmont Mining indicated that those geologists believed the A&P to have significant gold resource potential.

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

•

Mountain Meadow is approximately 3,000 feet east of the A&P target. Surface is covered with glacial till; therefore, the structural intersections that likely occur beneath the glacial deposit have never been visible from the surface.  Since these structures are known to be mineralized to the west, north, and south, the current plan is to conduct a geophysical survey to identify the location of possible structural intersections and drill them.

To retain mineral rights to the property, the yearly maintenance fees must be paid as well as the appropriate lease payments to the owners of the claims as outlined in the definitive agreement.

Mineral Hill Exploration Location Map
SRC
STEELE RESOURCES CORPORATION
U.S. Forest
Mountain Meadow Target
BLM
A&P Target
U.S. Forest
MT20 T. 2 S R. 3 W
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

No samples will ever be collected or in any way handled by directors of the Company or any affiliates of the Company. The samples will be drilled, collected, transported, and processed by Company employees (i.e. drillers or geologist) or independent contractors.

Most drill samples in the future will be processed by independent 43-101 compliant assay laboratories. Samples will be picked up at the storage building or drill site by the lab personnel and transported by them or by a geologist directly to its sample preparation facility using chain-of-custody identification and tracking procedures. The lab will prepare the samples for assay and geochemical analysis. If the samples are wet, they will be dried in low temperature ovens. Then, depending on the type of analysis requested, the samples will be split, sieved, crushed, pulverized and analyzed at the lab. The lab will thus maintain custody of the samples the entire time. Finally, the lab will return pulps and coarse rejects back to SRI on a quarterly basis, which will be transported on pallets to the appropriate storage building for long term storage. Secure steel shipping containers are being investigated for use as safe, secure storage options.

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

SRI completed the reclamation phase of approximately 6,000 tons of stockpiled material at the A&P site that had previously been identified as a hazardous mining waste site. During September and October, 2011 SRI removed the stockpiled materials and sold the mineral ore grade to a third party processing facility for gross revenues of $531,000 in the fourth quarter of 2011.

SRI established a new mine portal and is currently engaged in the creation of a development drift which will enclose all operations as well as on-site crushing capability, all of which falls within the existing SMES authorization. We anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. SRC plans to raise the required working capital for this operation through the private placement of our equity securities, and such other means as the Company may determine.

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with the Salmon Canyon Copper Company (the "SCCC") near Salmon, Idaho to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho. The Copper Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership to the Copper Canyon property for $3,975,000. The Company has initiated the permitting process with the US Forest Service to permit access and exploration of the property; however, at December 31, 2011 none of the required permits have been issued by the US Forest Service. As of December 31, 2011, the Company and the Salmon Canyon Copper Company have agreed to reschedule the terms of the lease payments once the required permits are issued by the US Forest Service and that the Company is not in default of the payment terms of the Copper Lease.

The Salmon Canyon Project was evaluated by Behre-Dolbear and Company, a geological and engineering firm in the 1970’s. In their 1979, non-43-101 compliant technical report, the resources were estimated to be 464,700 tons at 1.2% Cu, 0.2% Co, 0.015 opt Au, and 0.3 opt Ag. An additional 448,000 tons of ‘possible’ ore and 360,000 tons of what was called geologic ore were postulated totaling 1,273,500 tons. The last evaluation of the property was in 1981 by Inspiration Development Company. In their final report it mentions further sampling and a drill program consisting of seven (7) diamond core drill holes. Forty-nine of eighty-three samples collected averaged 1.44% Cu, 0.036% Co, and 0.01 opt Au. The drilling intersected several mineralized zones warranting further drilling to confirm and define the mineral resources as estimated by Behre-Dolbear.

Copper Canyon Exploration Project
Township 23 North Range 16 East Section 26
1:22,244
0 230 460 920 1,380 1,840
Meters
UTM grid NAD 83 Zone 11
Claim Boundary
Township/Range/Section
N
W
E
S
Salmon River Wilderness
mine area
T 23 N R 16 E
SALMON
RIVER
Creek
Campground
BM 3134
Ebenezer
Bar
Cable
Gravel
Pit
AIRSTRIP
VABM
Colson
3093
BM 3044
Mile
200
BM
3067
Petroglyphs
22
23
24
25
26
27
691000
692000
693000
694000
695000
5019000
5020000
5021000
5022000

Proposed Property Acquisitions

Billali Gold Mine

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC, an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of one patented claim and the Company believes has potential for near term production of silver and gold ore.

The district has several historical mines in the area and an estimated 151,000 oz of gold, 1,200,000 pounds of copper, 5,000,000 pounds of lead, and 4,000,000 pounds of zinc was mined from the district from 1880 to 1991. In total, approximately $10,000,000 worth of metals was mined district wide. During this same time period, approximately 4,120 ounces of gold was produced grading at .19 opt gold and 12 opt silver was produced at the Billali Mine.

Albuquerque
Phoenix
Hwy 70
Cliff
Gila
Silver City
Safford
Duncan
Hwy 70
Lordsburg
Tuscon
Benson
I-10
Arizona
New Mexico
N
W
E
S
Billali Mine
Summit Mine
Carlisle Mine
Jim Crow Mine
Bitter Creek Road
From Duncan to Billali Mine via Carlisle Rd is 17 miles
Hwy 76
Carlisle Road
Hwy 70
Duncan
Virden
Hwy 70
Lordsburg
Billali Mine Location Map
Steele Resources Corporation

According to the December, 2011 43-101 report for the property, exploration drilling was conducted on the Billali claim and adjacent Summit Mine property by Nova Gold and Biron Bay Resources from 1990 to 1991.  Over 200 diamond core holes were drilled with at least 28 holes on the Billali claim.  Nine holes intersected high grade with six intersecting 3 to 15 foot intervals of gold and silver grading between 1.17 and 23.86 opt Ag and from .10 to .52 opt Au.  MPH Consulting, a mining consulting Canadian firm, estimated an historical resource of at least 219,000 tons at 12.8 opt silver and .244 opt gold.  This calculation included intercepts from the Norman King structure, however does not include high grade intercepts from the “New Zone” that holes B-91-15 and 16 intersected.

The gold and silver bearing quartz structures on the Summit Mine property continue onto the Billali claim as shown by surface expression and drilling.  The mine superintendent at the Summit Mine has stated that production drifts have intersected 5 of the holes drilled and assay results from both onsite and at their concentrator in Lordsburg, NM, have confirmed the accuracy of the drill hole assays in both grade and dimension. This validates the drill hole results on the Billali claim as they were drilled by the same company during the same time period.

A mining permit is already approved and a 10X10 development drift has already intersected the targeted quartz structure.  Future development will require the decline to turn along strike of the quartz vein and move over 1000 feet to the far end of the claim at the high grade intercepts from drilling and the boundary between the Summit Mine property and the Billali claim.  Then vertical raises will target the ore and underground drilling can block out additional ore from nearby parallel structures identified from the drilling.

Property Dispositions

Comstock-Tyler Project: In April, 2011 SRI made the decision to abandon the claims related to the Comstock-Tyler project by not making the requisite annual payments to the BLM.

Fairview Hunter Mine Project: In July, 2011 SRI notified the property owner that the Company was terminating the lease purchase agreement.

ITEM 3.

 LEGAL PROCEEDINGS

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We have been informed by Mr. Steele that he does not believe the Plaintiff will prevail as to her claims regarding SRC and has answered with affirmative defenses including but not limited to the defense that the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  The litigation remains in the discovery stages. A former officer of SRC has agreed to indemnify the Company from any eventual costs or loss from this lawsuit.

ITEM 4.

MINE SAFETY DISCLOSURES

The planned operation of our mines will be subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA’s activities include the inspection of mines on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection program and the number of citations and orders charged against mining operations as well as the dollar penalties assessed.

SRI, as a potential gold and silver mine operator, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 4 of Regulation S-K. Any such violations or regulatory matters must be disclosed in Exhibit 95 to be included with a company’s Annual Report on Form 10-K.

Since SRI has only recently commenced limited mining operations at its Mineral Hill Project, its mining operations have not been inspected by MSHA nor has SRI received any citations or orders pertaining to any violation of the Mine Act relating to its mining activities at the Mineral Hill Project. The current limited mining operations at the Mineral Hills Project is conducted pursuant to an approved MSHA Training Program.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In 2007, our Common Stock was approved for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) where it is traded under the symbol “SELR”.   As of April 5, 2012 the closing bid price of our Common Stock was $0.12 per share.

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

SRC COMMON STOCK	Low	High
June 17, 2010* - June 30, 2010	$0.019	$0.250
July 1, 2010 - September 30, 2010	$0.170	$0.440
October 1, 2010 - December 31, 2010	$0.033	$0.195
January 1, 2011 - March 31, 2011	$0.048	$0.204
April 1, 2011 - June 30, 2011	$0.073	$0.280
July 1, 2011 - September 30, 2011	$0.029	$0.100
October 1, 2011 - December 31, 2011	$0.018	$0.169
*Date of Reorganization between SRC and SRI

Stockholders

As of December 31, 2011, there were approximately 80 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

The transfer agent for SRC’s common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On February 8, 2011, our Board of Directors adopted the 2011 Equity Compensation Plan (the “2011 Plan”), and subsequently approved by a majority of the Company's stockholders.  Under the terms of the 2011 Plan, SRC has allocated up to 3,333,333 shares of its common stock which can be utilized for various equity based incentives including Incentive Stock Options issued to employees and Nonstatutory Stock Options issuable to employees or consultants providing services to SRC; stock appreciation rights; stock bonuses; and an employee stock purchase plan; all on such terms as are determined by the board of directors.  Our Board will administer the 2011 Plan.  Under the 2011 Plan, options vest at a rate of at least 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). However, in the case of options granted to officers, directors or consultants, the option may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during a period as established by the Company.

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

During 2011 options to purchase 2,066,669 shares of common stock were approved by the Board of Directors.

Recent Sales of Unregistered Securities

In addition to sales of unregistered securities previously reported by SRC in its Form 10-Q’s and Form 8-K’s, during SRC’s most recent fiscal year ending December 31, 2011, the following securities were issued pursuant to exemptions from registration under the Securities Act. Each of the transactions listed below involved no public solicitations or advertising. Each transaction involved a limited number of Investors each of whom represented to SRC that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the Investors had access to information about SRC’s business and financial condition and was deemed capable of protecting his or her own interests. The shares issued in each transaction were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

In January, 2011, the Company issued 150,003 shares of common stock in connection with $45,000 in promissory notes issued to two individuals, the shares were valued at $15,050. The Company also issued 100,000 shares of common stock in exchange for $9,000 of legal services.

The Company issued 166,667 shares of common stock in exchange for $25,000 of consulting fees in April, 2011.

In June, 2011, the Company issued: 82,500 shares of common stock to two individuals in exchange for $8,888 of professional and consulting services; and 50,000 shares were issued through a private placement of its common stock for $6,000.

In July, 2011, the Company issued 171,324 shares of common stock to one individual following the conversion of a note payable of $25,000 plus accrued interest of $698, issued in May, 2011.

In August, 2011, the Company issued 500,000 shares of common stock to an entity in exchange for $55,000 of professional and consulting services.

In September, 2011, the Company issued 150,000 shares of common stock to an individual in exchange for $6,000 of professional and consulting services.

In November, 2011, the Company issued 900,000 shares to one entity and to one individual, in exchange for $126,000 of professional and consulting services.

In December, 2011, the Company issued: 148,149 shares with the conversion of $20,000 in principal funded as part of our project financing; and 37,038 shares were issued through a private placement of its common stock for $5,000.

During SRC’s most recent fiscal year ending December 31, 2011, the following common stock was issued pursuant to an exemption from registration pursuant to Rule 144 under the Securities Act. Each of the transactions listed below involved conversions of outstanding Security Purchase Agreements between the Company and the respective note holders.

In June, 2011, the Company issued 1,032,312 shares of common stock to two entities following the conversion of $64,155 of notes plus accrued interest.

In July, 2011, the Company issued 2,039,983 shares of common stock to one entity following the conversion of one note and a partial conversion of another note valued at $48,800.

In August, 2011, the Company issued 1,116,349 shares of common stock to two entities following the partial conversion of two notes valued at $17,500.

In September, 2011, the Company issued 4,458,962 shares of common stock to two entities following the partial conversion of two notes valued at $46,500.

In October, 2011, the Company issued 493,151 shares of common stock to one entity following the partial conversion of a note valued at $3,600.

ITEM 6.  SELECTED FINANCIAL DATA

SRC is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For more detailed financial information, please refer to the audited December 31, 2011 Financial Statements and Notes included in this Form 10-K.

Caution about forward-looking statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

We do not undertake to update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of SRC’s business are discussed throughout this Form 10-K and should be considered carefully.

Plan of Operation

The Company and its subsidiary Steele Resources, Inc., operate as an exploration and mining company which is focused on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, explore and, if warranted, develop and operate mineral exploration properties and to provide mine exploration and operations services to mining properties located initially in the Western United States.

SRI’s business plan will be to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and exploration feasibility, SRI will seek to identify those exploration properties which offer the best potential for producing significant gold and silver or other mineral reserves and offer favorable conditions, if warranted, for the future efficient development of the property to reach a production stage. However, the Company and SRI together represent a relatively new, exploration stage company. There is no assurance that a commercially viable mineral deposit exists on any of the properties currently leased by SRI and further exploration will be required before an evaluation of the economic and regulatory feasibility of the properties can be determined.

Once suitable projects are identified, SRI will utilize its contract services division or will retain independent contractors in order to perform further exploration drilling, prepare feasibility studies, mine modeling, on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

Going Concern

The consolidated financial statements presented in this Report have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $3,394,187 from May 27, 2010 (inception) through December 31, 2011 and had a working capital deficiency of $1,975,171 as of December 31, 2011. The Company does not have sufficient cash at December 31, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners.

Results of Operation

We have not included a discussion and analysis of prior June 17, 2010 as those prior periods reflect SRC’s “shell company” status with minimal operations in the music recording business as management believes a discussion of SRC’s past operations (prior to the Reorganization) would not be helpful in evaluating our new line of business in the natural resources sector commenced as a result of the Reorganization. As of June 17, 2010, SRC was no longer a “shell company” and its business was no longer in the music recording industry. Our financial reporting commences as of May 27, 2010, which is the inception date of SRC’s wholly-owned subsidiary, SRI which initiated SRC's current mineral exploration business.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the year ended December 30, 2011 as compared to the period from May 27, 2010 ("Inception") through December 31, 2010.

Overview

During the current year ended December 31, 2011, we generated revenues $531,126 which represents the first revenues realized since the Company’s inception on May 27, 2010. Total assets increased modestly from $32,146 as of December 31, 2010 to $82,441 as of December 31, 2011. Total liabilities increased significantly from $379,343 at December 31, 2010 to $1,999,896 at December 31, 2011 reflecting the significant increase in operating expenses occurring during 2011.

Results of Operations for the fiscal year ended December 31, 2011 compared to the period of Inception through December 31, 2010

Revenue

During the fiscal year ended December 31, 2011, the Company generated $531,126 through the sale of stockpiled ore at the Mineral Hill Gold Mine project. From the period of Inception through December 31, 2010, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Costs and Expenses

Costs applicable to revenues for the fiscal year ended December 31, 2011 were $342,025 and no such costs were incurred for the period from Inception through December 31, 2010. This increase is attributed to removal, crushing, and delivery of the stockpiled ore from the Mineral Hill project. Exploration and mine start-up costs for the fiscal year ended December 31, 2011 were $962,977 compared to $147,711 for the period from Inception through December 31, 2010, an increase of $815,266 or 552%. The increase in exploration and mine start-up costs is the result of SRI’s initial mineral lease payments and the establishment of the portal and development drift at the Mineral Hill project.

General and administrative costs for the fiscal year ended December 31, 2011 were $998,574 and for the period of Inception through December 31, 2010 the expenses were $485,078, an increase of $513,496 or 106%. The increase in general and administrative expenses is attributed to the start-up costs of the organization;  administrative costs related to several debt financing transactions during 2011; stock options expenses incurred; and a full year of operations versus the partial year reported from Inception through December 31, 2010. Professional fees for the fiscal year ended December 31, 2011 were $283,101 and for the period of Inception through December 31, 2010 the expenses were $153,088, an increase of $130,013 or 85%. The increase in professional fees is attributed to the increase in legal and accounting expenses related to a publicly reporting company; expenses related to the filing, and subsequently withdrawal, of a registration statement relating to a proposed secondary offering of stock; and additional consulting costs associated with the start-up costs and the Company's efforts to raise both equity and debt financings.

Interest expense increased from $18,233 for the period from Inception to December 31, 2010 to $534,466 for the fiscal year ended December 31, 2011. The increase was due to the significant increase in servicing cost associated with the debt financing generated by the Company, which increased from $217,648 from the period from Inception through December 31, 2010 to $1,374,700 for the fiscal year ended December 31, 2011.

Net Loss

We incurred a net loss $2,590,017 for the fiscal year ended December 31, 2011 compared to a net loss of $804,170 for the period from Inception through December 31, 2010, a change of $1,785,847 or 222%. The increase in net loss is the result of expenses relating to SRI’s initial mineral lease payments; costs associated with the removal, delivery and processing of stockpiled ore; the significant increase in mining costs at the Mineral Hill project; the increase in interest expense; and SRC’s increasing general business expenses relating to establishing the Company’s business, coupled with a lack of significant revenues to offset these expenses.

Liquidity and Capital Resources

At December 31, 2011, our cash balance was $23,107.  We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues from production.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other financing transactions as the Company may determine.

We expect exploration of suitable projects to commence during the next twelve months but do not expect revenues from this work to cover our current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investor while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Recent Financing Transactions

During the fiscal year ended December 31, 2011 we raised capital from the issuance of notes payable and through the private placement of common stock.

Debt Financing

In January 2011, the Company issued a convertible note for $32,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note was converted by the note in July 2011 for 983,645 shares of common stock.

In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The Company has an agreement with the note holders to defer repayment of the principal and interest until the Company secures adequate financing.

In April 2011, the Company issued a convertible note for $37,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The Company repaid the note plus accrued interest in October, 2011

In May, 2011, the Company issued a note payable for $50,000 to the group of individuals from which we have the lease purchase agreement for as the Pony Lease, see "Item 2 Properties", covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company is working with the note holders to extend the terms of the repayment until SRC secures adequate working capital.

In May, 2011, the Company issued a note payable for $80,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, see "Item 2 Properties", covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company paid $34,000 towards interest and principle in December, 2011 and paid the balance of the note and interest in March, 2012.

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The notes bear interest at 20% per annum, due September 13, 2011, with a conversion price of $0.15. In July 2011, one note holder converted $25,000 plus accrued interest into 171,324 shares of SRC common stock. The other note holder has extended the due date for the notes until the Company secures adequate financing.

In June 2011 the Company issued a convertible note for $37,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The Company repaid the note plus accrued interest in November, 2011

In June 2011, the Company issued two convertible notes for $52,500 to one entity with the proceeds to pay two notes of $50,000 issued in 2010. The notes bear interest at 6% per annum and are due June 3, 2011 and June 7, 2012. The conversion price was 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. In June 2011, one of the notes was converted into 458,127 shares of the Company's common stock. In August and September, 2011 the second note plus accrued interest was converted into 725,772 shares of common stock.

In June, 2011, the Company issued a promissory note to an entity for $50,000. The note bears a simple interest at an annual rate of 5% and was due December 21, 2011. The note plus accrued interest was repaid in December, 2011.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The notes bear interest at 20% per annum and are due July 30, 2011. The conversion price is $0.15. One of the notes, plus accrued interest, was repaid in August, 2011. The other note holder has extended the due date for the notes until the Company secures adequate financing.

We issued a convertible promissory note in the principal amount of $25,000 in October, 2010. The conversion price shall be 45% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. In June, 2011 the note was converted into 574,185 shares of SRC’s common stock.

The Company issued a convertible note for $65,000 to one entity in November, 2010. The note had a conversion price of 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion was given. The note, plus accrued interest, was converted in six tranches between July and October, 2011, for a total of 6,399,028 shares of common stock.

In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in October, 2011.

In August 2011, the Company issued a convertible note for $35,000 to one entity. The note bears interest at 8% per annum and is due April 23, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in March, 2012.

In August, 2011, the Company secured a total of $150,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, see "Item 2 Properties", subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011.

In September 2011, the Company issued a convertible note for $40,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given.

In September, 2011, the Company secured a total of $75,000 in project financing from one individual. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, see "Item 2 Properties", subject to the net profit from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed the note holder that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project.

In October, 2011, the Company issued a note for $25,000 to one individual with an interest rate of 20%. The note was due November 13, 2011. The note and accrued interest was paid in December, 2011.

In October, 2011, the Company issued three convertible notes for $207,700 with interest rates of 12% and 20%. The notes are due on April 5, 2012 and April 13, 2012. The notes are convertible into common stock at prices of $0.0125 and $0.035 at the holders' discretion. There is no penalty for repayment prior to conversion.

In October, 2011, the Company secured a total of $20,000 in project financing from one individual. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, see "Item 2 Properties", subject to the net profit from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed the note holder that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay the note holder out of future mining operations at the Mineral Hill Gold Mine project. The note holder agreed to accept 148,149 shares of common stock as payment of the principal, issued in December, 2011, and the Company is working with the funding partner to schedule payment of the interest portion out of future mining operations at the Mineral Hill Gold Project.

In November, 2011, the Company issued a note for $50,000 to one individual with an interest rate of 10%. The note was due December 13, 2011. The note and accrued interest was paid in December, 2011.

In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance

Issuance of Common Stock

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

In February, 2011, the Board of Directors of the Company approved the 2011 Equity Compensation Plan (the "Plan"); this was subsequently approved by a majority of the Company's shareholders.  The purpose of the Plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in value of the common stock through the granting of the following stock awards: incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock. The Company, by means of the Plan, seeks to retain the services of the group of persons eligible to receive stock awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The Board shall administer the Plan unless and until the Board delegates administration to a Committee. Subject to the provisions relating to adjustments upon changes in stock, the stock that may be issued pursuant to stock awards shall not exceed in the aggregate three million three hundred thirty-three thousand three hundred and thirty-three (3,333,333) shares of Common Stock.

Tabular Disclosure of Contractual Obligations as of December 31, 2011

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$995,700	995,700	-0-	-0-	-0-

Mineral Lease Obligations	3,525,000	700,000	2,225,000	600,000	-0-

Operating Lease Obligations	126,024	32,709	93,315	-0-	-0-

Total	$4,646,724	$1,728,409	$2,318,315	$600,000	-0-

Off-Balance Sheet Arrangements

Since SRI’s inception through December 31, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a) of the SEC’s Regulation S-K.

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

Exploration Stage Company

Effective May 27, 2010 (date of inception), SRC is considered an exploration stage company as defined in Industry Guide No. 7. SRC’s exploration stage activities consist of exploring and evaluating several mining properties located in Nevada, New Mexico and Montana. Sources of financing for these exploration stage activities have been primarily debt and equity financing.

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

STEELE RESOURCES CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Steele Resources Corporation

We have audited the accompanying consolidated balance sheet of Steele Resources Corporation (an exploration stage Nevada corporation) and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011, for the period from May 27, 2010 (Inception) through December 31, 2010 and for the period from May 27, 2010 (Inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steele Resources Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, for the period from May 27, 2010 (Inception) through December 31, 2010 and for the period from May 27, 2010 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

April 6, 2012

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$23,107	$623
Prepaid expenses	1,618	1,336
Total Current Assets	24,725	1,959

Fixed assets (Note 3)	68,150	30,185
Accumulated depreciation	(13,146)	(2,710)
Total Fixed Assets	55,004	27,475

Other long-term assets	2,712	2,712

Total Assets	$82,441	$32,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	282,607	66,126
JV agreement refund payable	540,000	0
Accrued expenses	239,291	108,412
Derivative Liability (Note 4)	128,000	52,250
Notes payable (Notes 4 and 5)	714,998	145,755
Notes payable - related parties (Note 5)	95,000	6,800
Total Current Liabilities	1,999,896	379,343

COMMITMENTS AND CONTINGENCIES (Note 6)
Stockholders' Deficit:
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- shares issued and outstanding	0	0
Common stock, par value $0.001, 300,000,000 shares
authorized, 45,057,075 and 33,461,267 shares
issued and outstanding, respectively	26,863	14,433
Additional paid-in-capital	1,449,869	442,540
Accumulated deficit during exploration stage	(3,394,187)	(804,170)
Total Stockholders' Deficit	(1,917,455)	(347,197)
Total Liabilities and Stockholders' Deficit	$82,441	$32,146

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	From May 27, 2010 (Inception) Through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$531,126	$0	$531,126

Operating Costs and Expenses:

Costs applicable to revenues	342,025	0	342,025
Exploration and mine startup costs	962,977	147,771	1,110,748
General and administrative	998,574	485,078	1,483,652
Professional fees	283,101	153,088	436,189
Total operating expense	2,586,677	785,937	3,372,614

Loss from operations	(2,055,551)	(785,937)	(2,841,488)

Interest expense	(534,466)	(18,233)	(552,699)

Net loss	$(2,590,017)	$(804,170)	$(3,394,187)

Net loss per share, basic and diluted*	$(0.07)	$(0.03)

Weighted average common shares outstanding*	37,672,589	29,880,856

*The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 reverse split that was effective on May 2, 2011

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHJOLDERS' EQUITY
FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	$
Balance, May 27, 2010	0	$0	$0	$0	$0

Issuance of shares for cash	19,100,000	5,730	9,270		15,000

Recapitalization due to
reverse merger with Steele
Resources, Inc.	12,733,489	3,820	14,950		18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	1,451,111	4,353	307,647		312,000
For exploration costs	176,667	530	104,470		105,000

Issuance of warrants with notes payable	0	0	6,203		6,203

Net loss				(804,170)	(804,170)
Balance at December 31, 2010	33,461,267	$14,433	$442,540	($804,170)	($347,197)

Issuance of shares:
For settlement of accrued legal fees	100,000	300	8,700		9,000
With notes payable	150,003	450	14,600		15,050
For consulting & professional fees	1,799,167	2,133	218,755		220,888
For conversion of notes payable	9,460,230	9,460	216,793		226,253

Reclassification of derivatives liability	0	0	285,163		285,163

Creation of note discounts	0	0	130,388		130,388

For cash (at $0.126)	87,038	87	10,913		11,000

Share-based compensation	0	0	122,017		122,017

Net loss				(2,590,017)	(2,590,017)
Balance December 31, 2011	45,057,705	$26,863	$1,449,869	($3,394,187)	($1,917,455)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011	From May 27, 2010 (Inception) Through December 31, 2010	From May 27, 2010 (Inception) Through December 31, 2011
CASH FROM OPERATING ACTIVITIES:
Net loss	$(2,590,017)	$(804,170)	$(3,394,187)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation	10,436	2,710	13,146
Amortization of note discount	364,894	14,208	379,102
Shares issued for exploration costs	0	105,000	105,000
Shares issued for services	229,888	0	229,888
Stock-based compensation	122,017	0	122,017
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(282)	(1,336)	(1,618)
Increase in accounts payable	217,731	65,696	283,427
Increase in accrued expenses	138,382	108,412	246,794
(Increase) in other assets	0	(2,712)	(2,712)

NET CASH USED IN OPERATING ACTIVITIES	(1,506,951)	(512,192)	(2,019,143)

Investing Activities
Purchases of fixed assets	(37,965)	0	(37,965)

NET CASH USED IN INVESTING ACTIVITIES	(37,965)	0	(37,965)

Financing Activities
Proceeds from issuance of common stock	11,000	327,000	338,000
Cash acquired in reverse merger	0	19,200	19,200
Cash from joint venture funding	540,000	0	540,000
Cash from project funding partners	195,000	0	195,000
Payments to project funding partners	(25,000)	0	(25,000)
Cash from project funding partners - related party	50,000	0	50,000
Proceeds from issuance of notes payable	1,083,200	190,000	1,273,200
Payments on notes payable	(325,000)	0	(325,000)
Proceeds from issuance of notes payable - related party	46,500	27,648	74,148
Payments on notes payable - related party	(8,300)	(51,033)	(59,333)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,567,400	512,815	2,080,215

NET INCREASE IN CASH	22,484	623	23,107

CASH, BEGINNING	623	0	0

CASH ENDING	$23,107	$623	$23,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,397	$0	$9,397
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of notes payable	$241,303	$6,203	$247,506
Stock issued for services	$229,888	$105,000	$334,888
Equipment purchased with note payable	$0	$30,185	$30,185

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Steele Resources Corporation (formerly Steele Recording Corporation) (the "Company", "SRC") was incorporated in the state of Nevada on February 12, 2007, at which time it was deemed a “shell company” carrying on minimal operations in the business of producing, acquiring, licensing and distribution of recorded music.

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $3,394,187 from May 27, 2010 (inception) through December 31, 2011 and had a working capital deficiency of $1,975,171 as of December 31, 2011. The Company does not have sufficient cash at December 31, 2011 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should Management fail to raise additional financing, the Company may curtail its operations.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ACS 718-10.  Under this guidance, share based compensation costs include amounts for all share-based payments based on the grant-date fair value, amortized on a straight-line basis over the options’ vesting period.

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

The Company has adopted Financial Accounting Standards Board (“FASB”) ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the period from May 27, 2010 (inception) through December 31, 2011.  The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

The Company is no longer subject to income tax examinations by the IRS for tax years through 2007.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other - Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

NOTE 2.  PROPERTIES

Mineral Hill Project

The Mineral Hill Exploration project is a gold project located 4-6 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County and includes 17 patented claims and 67 unpatented claims known as the Pony Exploration project (“the Pony Project”).

Pony Project: On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease")with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provides for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000.

A&P Project: In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI.

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

SRI completed the reclamation phase of approximately 6,000 tons of stockpiled material at the A&P site that had previously been identified as a hazardous mining waste site. SRI removed the stockpiled materials and sold the mineral ore grade to a third party processing facility for gross revenues of $531,000 in the fourth quarter of 2011.

SRI established a new mine portal and is currently engaged in the creation of a development drift which will enclose all operations as well as on site crushing capability, all of which falls within the existing SMES authorization. We anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. SRC plans to raise the required working capital for this operation through the private placement of our equity securities, and such other means as the Company may determine.

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho. . The Copper Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. The Company has initiated the permitting process with the US Forest Service to permit access and exploration of the property; however, at December 31, 2011 none of the required permits have been received by the Company. Due to the delay in the permitting process both the Company and the SCCC have mutually agreed that none of the lease payments defined in the Copper Lease are outstanding. Both entities have agreed that the timing and amounts of future lease payments will be renegotiated once the exploration permits are received.

Proposed Property Acquisitions

Billali Gold Mine

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC, an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico.

NOTE. 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2011:

Vehicles	$34,685
Machinery and equipment	5,292
Leasehold improvements	28,173
68,150
Less: Accumulated Depreciation	(13,146)
$55,004

NOTE 4. DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

The Company reviews the terms of the conversion features on notes payable and records a discount on the note in an amount equal to the intrinsic value of the conversion feature, not to exceed the face amount of the note, if the embedded conversion feature is not accounted for as a liability. The initial amount of the note discount is recorded in additional paid-in capital on the date of issuance and is amortized to interest expense over the initial term of the note using the interest method. Upon conversion, the entire unamortized discount is recognized as interest expense due to the beneficial nature of the conversion feature.

In October 2010, the Company issued a convertible promissory note in the principal amount of $25,000 bearing interest at 16.9% per annum. The note was due and payable on or before April 5, 2011 and could be converted into shares of SRC’s common stock at a conversion rate based on 60% of the market value of SRC’s common stock at the time of conversion. In June, 2011 the note was converted into 574,185 shares of common stock. The investor was also issued warrants to purchase 33,334 shares of SRC common stock at an exercise price of $1.50/share maturing in October 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In November 2010 the Company issued a convertible note for $65,000 to one entity. The note had an interest rate of 8% per annum and was due October 17, 2011. The note was convertible at a price that is 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before the notice of conversion is given. The note, plus accrued interest, was converted, in six tranches between July and October, 2011, for a total of 6,399,028 shares of common stock. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In January 2011, the Company issued a convertible note for $32,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note was converted by the note in July 2011 for 983,645 shares of common stock. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In April 2011, the Company issued a convertible note for $37,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The Company repaid the note plus accrued interest in October, 2011. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In May 2011, the Company issued convertible notes for a total $35,000 to two individuals. The notes bear interest at 20% per annum, due September 13, 2011, with a conversion price of $0.15. In July 2011, one note holder converted $25,000 plus accrued interest into 171,324 shares of SRC common stock. The other note holder has extended the due date for the notes until the Company secures adequate financing.

In June 2011, the Company issued convertible notes for a total $20,000 to two individuals. The notes bear interest at 20% per annum and are due July 30, 2011. The conversion price is $0.15. One of the notes, plus accrued interest, was repaid in August, 2011. The other note holder has extended the due date for the notes until the Company secures adequate financing.

In June 2011 the Company issued a convertible note for $37,500 to one entity. The note had an interest at 8% per annum with a conversion price at 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The Company repaid the note plus accrued interest in November, 2011. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In June 2011, the Company issued two convertible notes for $52,500 to one entity with the proceeds to pay two notes of $50,000 issued in 2010. The notes bear interest at 6% per annum and are due June 3, 2011 and June 7, 2012. The conversion price was 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. In June 2011, one of the notes was converted into 458,127 shares of the Company's common stock. In August and September, 2011 the second note plus accrued interest was converted into 725,772 shares of common stock. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 35% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in October, 2011. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In August 2011, the Company issued a convertible note for $35,000 to one entity. The note bears interest at 8% per annum and is due April 23, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in March, 2012. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In September 2011, the Company issued a convertible note for $40,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation. The note plus accrued interest was repaid in March, 2012.

In October, 2011, the Company issued three convertible notes for $207,700 with interest rates of 12% and 20%. The notes are due on April 5, 2012 and April 13, 2012. The notes are convertible into common stock at prices of $0.0125 and $0.035 at the holders' discretion. There is no penalty for repayment prior to conversion.

In November 2011, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.

As of December 31, 2011 the amount of accrued interest payable on these notes payable was $9,919.

These notes were evaluated using ASC 815-40 and it was determined that the embedded conversion should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•

Level 1 - quoted in active markets for identical assets or liabilities.

•

Level 2 - other significant observable inputs for the assets or liabilities through cooboration with market data at the measurement date.

•

Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis:

at December 31, 2011
	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features			($128,000)	($128,000)

at December 31, 2010
	Level 1	Level 2	Level 3	Total

Derivative liability
Conversion features			($52,250)	($52,250)

Derivative liability for conversion features for the year ended December 31, 2011 and 2010 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at May 27, 2010 (Inception)	$0
Issuance of instruments	52,250
Relief from liability	0
Value at December 31, 2010	$52,250
Issuance of instruments	360,916
Relief from liability	285,163
Value at December 31, 2011	$128,000

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

NOTE 5. NOTES PAYABLE

In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The Company has an agreement with the note holders to defer repayment of the principal and interest until the Company secures adequate financing.

In May, 2011, the Company issued a note payable for $50,000 to the group of individuals from which we have the lease purchase agreement for as the Pony Lease, covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company is working with the note holders to extend the terms of the repayment until SRC secures adequate working capital.

In May, 2011, the Company issued a note payable for $80,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company paid $34,000 towards interest and principle in December, 2011 and paid the balance of the note and interest in March, 2012.

In June, 2011, the Company issued a promissory note to an entity for $50,000. The note bears a simple interest at an annual rate of 5% and was due December 21, 2011. The note plus accrued interest was repaid in December, 2011.

In August, 2011, the Company secured a total of $150,000 in project financing from one individual and one related party. The principal and interest of up to 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011.

In September, 2011, the Company secured a total of $75,000 in project financing from one individual. The principal and interest of up to 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed the note holder that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project.

In October, 2011, the Company issued a note for $25,000 to one individual with an interest rate of 20%. The note was due November 13, 2011. The note and accrued interest was paid in December, 2011.

In October, 2011, the Company secured a total of $20,000 in project financing from one individual. The principal and interest of up to 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed the note holder that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay the note holder out of future mining operations at the Mineral Hill Gold Mine project. The note holder agreed to accept 148,149 shares of common stock as payment of the principal, issued in December, 2011, and the Company is working with the funding partner to schedule payment of the interest portion out of future mining operations at the Mineral Hill Gold Project.

In November, 2011, the Company issued a note for $50,000 to one individual with an interest rate of 10%. The note was due December 13, 2011. The note and accrued interest was paid in December, 2011.

As of December 31, 2011 the amount of accrued interest payable on these notes payable was $6,857.

The components of the convertible notes payable are as follows:

as of December 31, 2011

	Principal Amount	Unamortized Discount	Net
Notes payable	$395,000	$0	$395,000
Convertible notes payable	$600,700	$(185,702)	$414,998

as of December 31, 2010:

	Principal Amount	Unamortized Discount	Net
Notes payable	$106,800	$0	$106,800
Convertible notes payable	$90,000	$(44,245)	$45,755

NOTE 6. COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2012, 2013, 2014, and 2015 respectively. The Company has leased office/warehouse space in Pony, Montana for its field operations. The monthly rent is $1,000. Total rental expense was $13,386 and $16,786 for the years ended December 31, 2011 and December 31, 2010, respectively.

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

Contractual Matters

On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease") with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project currently contains two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project is located in the Pony Mining District near Pony, Montana. The Pony Lease provides for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors will also have a 2% NSR on the property. In addition the Lessors will receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expires, SRI will have the option to purchase the Pony Project for $190,000. In May, 2011, we issued a note payable for $50,000 covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company is working with the note holders to extend the terms of the note until SRC secures adequate working capital.

In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000.00 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI. In May, 2011, the Company issued a note payable for $80,000 to one of the individual land owners covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company paid $34,000 towards interest and principle in December, 2011 and paid the balance of the note and interest in March, 2012. The Company issued a note payable to the land owner in March, 2012, for $50,000 covering the balance of the lease payment that was due for 2012; the note bears an interest rate of 12% and is due April 16, 2012.

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Copper Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. The Company has initiated the permitting process with the US Forest Service to permit access and exploration of the property; however, at December 31, 2011 none of the required permits have been issued by the US Forest Service. As of December 31, 2011, the Company and the Salmon Canyon Copper Company have agreed to reschedule the terms of the lease payments once the required permits are issued by the US Forest Service and that the Company is not in default of the payment terms of the Copper Lease.

On August 31, 2011, SRC and Innocent, Inc. negotiated a formal Termination of the Joint Venture Agreement (the “Termination Agreement”) of the Joint Venture Agreement established to fund the development of the Mineral Hill Project. Pursuant to the Termination Agreement SRC acknowledges its obligation to repay $540,000 paid to date by INCT to SRC under the terms of the JV Agreement. The Termination Agreement also allows SRC the option to assume the $540,000 owed to INCT note holders on terms negotiated between SRC and the note holders.

Tabular Disclosure of Contractual Obligations as of December 31, 2011:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$995,700	995,700	-0-	-0-	-0-

Mineral Lease Obligations	3,525,000	700,000	2,225,000	600,000	-0-

Operating Lease Obligations	126,024	32,709	93,315	-0-	-0-

Total	$4,646,724	$1,728,409	$2,318,315	$600,000	-0-

In conjunction with the mining claims held or leased by SRI, we are obligated to pay claim maintenance fees of approximately $12,000 for Mineral Hill over the next twelve months.

NOTE 7. COMMON STOCK

Issuance of Common Stock

In January, 2011, the Company issued 150,003 shares of common stock in connection with $45,000 in promissory notes issued to two individuals, the shares were valued at $15,050. The Company also issued 100,000 shares of common stock in exchange for $9,000 of legal services.

The Company issued 166,667 shares of common stock in exchange for $25,000 of consulting fees in April, 2011.

In June, 2011, the Company issued: 82,500 shares of common stock to two individuals in exchange for $8,888 of professional and consulting services; and 50,000 shares were issued through a private placement of its common stock for $6,000.

In July, 2011, the Company issued 171,324 shares of common stock to one individual following the conversion of a note payable of $25,000 plus accrued interest of $698, issued in May, 2011.

In August, 2011, the Company issued 500,000 shares of common stock to an entity in exchange for $55,000 of professional and consulting services.

In September, 2011, the Company issued 150,000 shares of common stock to an individual in exchange for $6,000 of professional and consulting services.

In November, 2011, the Company issued 900,000 shares to one entity and to one individual, in exchange for $126,000 of professional and consulting services.

In December, 2011, the Company issued: 148,149 shares with the conversion of $20,000 in principal funded as part of our project financing; and 37,038 shares were issued through a private placement of its common stock for $5,000.

During SRC’s most recent fiscal year ending December 31, 2011, the following common stock was issued pursuant to an exemption from registration pursuant to Rule 144 under the Securities Act. Each of the transactions listed below involved conversions of outstanding Security Purchase Agreements between the Company and the respective note holders.

In June, 2011, the Company issued 1,032,312 shares of common stock to two entities following the conversion of $64,155 of notes plus accrued interest.

In July, 2011, the Company issued 2,039,983 shares of common stock to one entity following the conversion of one note and a partial conversion of another note valued at $48,800.

In August, 2011, the Company issued 1,116,349 shares of common stock to two entities following the partial conversion of two notes valued at $17,500.

In September, 2011, the Company issued 4,458,962 shares of common stock to two entities following the partial conversion of two notes valued at $46,500.

In October, 2011, the Company issued 493,151 shares of common stock to one entity following the partial conversion of a note valued at $3,600.

Stock Options and Warrants

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

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the year ended December 31, 2011, are as follows:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	0	0	1,033,334	$0.4839
Granted	2,066,669	$0.1204	0	0
Canceled	0	0	0	0
Expired	0	0	0	0
Exercised	0	0	0	0
Outstanding at December 31, 2011	2,066,669	$0.1204	1,033,334	$0.4839

Exercisable at December 31, 2011	733,334	$0.1183

Stock Options:

Exercise Price	Shares Outstanding	Weighted Contractual Life Remaining (in Years)	Shares Exercisable	Weighted Contractual Life Remaining (in Years)

$0.1100	1,400,000	9.48	400,000	9.48
$0.1210	250,000	9.48	250,000	9.48
$0.1500	250,002	9.12	83,334	9.12
$0.1620	166,667	9.28	0	9.28
	2,066,669	9.38	733,334	9.39

Stock Warrants:

Exercise Pirce Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price

$0.4500	1,000,000	1,000,000	4.75	$0.4500
$1.5000	33,334	33,334	1.83	$1.5000

During the year ended December 31, 2011, no stock warrants were issued.

The fair value of the options granted during the year ended December 31, 2011 is estimated at $234,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Term	10 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

The total fair value of non-vested stock options as of December 31, 2011 was $162,000 and is amortizable over a weighted average period of 2.27 years. The weighted-average remaining contractual life of options outstanding issued under the Plan was 9.38 years at December 31, 2011.

The intrinsic value of options outstanding and options exercisable as of December 31, 2011 was:

	Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised

FY11	$248,750	$86,750	$0

The Company effected a 1-for-3 reverse stock split on May 2, 2011. The accompanying financial statements reflect the retroactive effect of this reverse stock split.

NOTE 8.  RELATED PARTY TRANSACTIONS

In December 2010, the Company issued a promissory note to an officer and director of the Company for $2,500. The note bore no interest and was repaid in January 2011.

In December 2010, the Company issued a promissory note to an officer and director of the Company for $4,300. The note bore no interest and was repaid in March 2011.

In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The Company has an agreement with the note holders to defer repayment of the principal and interest until the Company secures adequate financing.

In March 2011, the Company issued a promissory note to an officer and director of the Company for $1,500. The note bore no interest and was repaid in March 2011.

In August, 2011, the Company secured $50,000 in project financing from an officer and director of the Company. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the operations being adequate. In December, 2011, we did not make payments in accordance with the contract, and we informed note holder that the NPI from the project would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project.

NOTE 9. NAME CHANGES

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

NOTE 10. SUBSEQUENT EVENTS

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC, an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of one patented claim and has excellent potential for near term production of silver and gold ore.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Lack of adequate accounting resources.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of four members. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Director Since

A. Scott Dockter	54	President, CEO and Chairman	7/9/2010
David McClelland	47	Vice President and Director	7/1/2010
Pauline Schneider	56	Director	7/1/2010
Peter Kristensen	49	Director	5/18/2010
David Bridgeford	58	CFO and Secretary	-

A. Scott Dockter was retained as a consultant of SRC on June 17, 2010 to assist the Company in property evaluation and exploration as a result of the Company’s new business focus after the Reorganization with SRI. On July 9, 2010 Mr. Dockter was appointed as a Director and became CEO and President of SRC. Mr. Dockter is a Director of SRI and became its CEO and President on July 29, 2010. SRI is the Company’s wholly-owned subsidiary formed to acquire leases in and provide pre-production services to exploration properties located in Nevada, New Mexico and Montana. Mr. Dockter is the Founder and Chief Executive Officer of DuraRock Resources, Inc. (“DuraRock”) which is a company formed to acquire leases in and provide pre-production services to exploration properties located in Nevada. Mr. Dockter will continue to serve as a Director and officer to DuraRock however his primary activities for the foreseeable future will be in assisting the Company in establishing its business. He has more than 30 years of experience in large scale mining and excavation projects. He has extensive experience within the North American mining and investment communities and is intimately familiar with all facets of moving projects from grass roots exploration to full scale production. He previously served as the CEO and Chairman of the Board for Firstgold Corp., a public reporting company, from December 2000 to January 2008 and served as COO from January 2008 to July 2009 when he left Firstgold’s employment. Subsequent to Mr. Dockter’s departure, Firstgold filed for Chapter 11 bankruptcy protection on January 27, 2010 and is currently in reorganization. He has also served as President of Orion Resource and Exploration, as well as managing partner for ASDI, LLC which are both involved in gold mine exploration and development. He has operated various businesses in California, Nevada and Montana, specializing in earth moving, mining, pipeline projects, structures, dams, industrial parks and subdivisions. Mr. Dockter has also been a real estate developer and worked on oil & gas projects. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals.

David McClelland was appointed a Director and Vice President of SRC as of July 1, 2010 as a result of the Reorganization. Mr. McClelland also serves as a Director of SRI and served as President and CEO of SRI until July 29, 2010.  He is also Vice President of DuraRock Resources, Inc.; however, he expects to spend the majority of his time fulfilling his duties as President of SRI. Mr. McClelland has more than 25 years of experience in land development, construction and mining industries. His extensive engineering, exploration, and operation background are key elements as the Company’s business strategy of pursuing projects in the Western US. He is currently a licensed contractor in the state of Nevada and California, and brings a considerable amount of industry “know how” and expertise to the Company’s team.

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

David Bridgeford was appointed as the Chief Financial Officer and Corporate Secretary of SRC on January 18, 2011. Mr. Bridgeford is a senior financial executive with more than 30 years of diverse operations experience, in both public and private companies. He served most recently from January 2008 to May 2010 as the CFO of Jadoo Power Systems, Inc. which is a development stage power supply company focused on hydrogen fuel cells for emergency backup power. From June 2002 to June 2007 Mr.

Bridgeford served as CFO for Ample Communications, Inc. which was a fabless semiconductor company operating in the PC and telecommunications data transmission industries. From July 1996 to June 2002 he served as the Controller for Level One Communications (acquired by Intel Corporation in 1999), a public fabless semiconductor company operating in the computer/networking space. Prior to these positions Mr. Bridgeford held several financial/accounting related positions with several companies beginning in 1977. Mr. Bridgeford holds an Accounting MBA from the University of Puget Sound.

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

Audit Committee

The Audit Committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.  The Audit Committee does have a Charter under which it operates. Our audit committee consists of Mr. Kristensen who serves as chairman and Ms. Schneider.  Ms. Schneider has been designated as the Audit Committee’s “audit committee financial expert” under the federal securities laws. Due to the fact that we are in our initial business stage and have not yet assembled our complete management team, the Audit Committee currently does not have exclusively disinterested directors as members. While neither Mr. Kristensen nor Ms. Schneider are officers of SRC, both held officer positions during the last 3 years and, consequently, under NASDAQ’s definition of “independent director” would not be deemed independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of SRC’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, SRC believes that, during the fiscal year ended December 31, 2011, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. McClelland’s spouse acquired shares of SRC stock on November 30, 2010 and December 29, 2010. He filed a Form 5 regarding such acquisitions on February 14, 2011.

Upon joining the Company on February 10, 2011, David Bridgeford (CFO) was issued options to purchase 250,002 shares of the Company’s common stock which options vest over 4 years. Mr. Bridgeford is in the process of filing his Form 3 reflecting this initial option grant.

On June 24, 2011 Non-employee Directors Peter Kristensen and Pauline Schneider were each issued options to purchase 250,000 shares of the Company’s common stock. Mr. Kristensen and Ms. Schneider are in the process of filing their respective Form 5’s reflecting these option grants during 2011.

On June 24, 2011 David Bridgeford (CFO) was issued options to purchase 500,000 shares of the Company’s common stock which options vest over 4 years. Mr. Bridgeford is in the process of filing a Form 5 reflecting this option grant during 2011.

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

Board Meetings and Committees

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2011 and acted by unanimous written consent on 12 occasions. Each nominee who was a director during fiscal year 2011 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he/she served.

Attendance of Directors at Annual Meetings of Stockholders

SRC has a policy of encouraging, but not requiring, directors to attend SRC’s annual meeting of stockholders.

Compensation of Directors

At present we do not pay our directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.  SRC’s Directors were not paid any compensation during fiscal years 2010, during fiscal year 2011 SRC's two non-employee Directors were issued stock options, valued at $58,750 at time of grant. Subsequent to December 31, 2011, the four directors of SRC each received 500,000 shares of common stock in consideration for services rendered since the Company's inception.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of SRC’s Principal Executive Officer during the fiscal years ended December 31, 2011 and 2010 and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value/Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Mack Steele (CEO)(1)	2010	0	0	0	0	0	0	0	0

Peter Kristensen (CEO)(2)	2010	7,500	0	0	0	0	0	0	7,500
	2011	0	0	0	31,250	0	0	0	31,250

Scott Dockter (CEO)(3)	2010	72,000	0	0	0	0	0	0	72,000
	2011	144,000	0	0	0	0	0	0	144,000

David McClelland (CEO)(4)	2010	66,000	0	0	0	0	0	2000(7)	68,000
	2011	132,000	0	0	0	0	0	3000(7)	135,000

Pauline Schneider (CFO)(5)	2010	58,367	0	0	0	0	0	0	58,367
	2011	4,200	0	0	27,500	0	0	0	31,700

David Bridgeford (CFO)(6)	2010	0	0	0	0	0	0	0	0
	2011	112,500	0	0	92,500	0	0	0	205,000

(1)

Mr. Steele served as the CEO until May, 2010

(2)

Mr. Kristensen served as CEO from May 18, 2010 to July 8, 2010. Salary amount was accrued.

(3)

Mr. Dockter became CFO on July 9, 2010. Mr. Dockter will be paid an annual salary of $144,000. Salary amount includes $12,000 of accrued salary.

(4)

Mr. McClelland became an officer of SRC on July 1, 2010. Mr. McClelland will be paid an annual salary of $132,000. Salary amount includes $5,500 of accrued salary.

(5)

Ms. Schneider served as CFO from June 17, 2010 to January 17, 2011. Salary amount includes $33,367 of accrued salary.

(6)

Mr. Bridgeford will be paid an annual salary of $125,000 commencing April 1, 2011.

Amount reflects use of a home rented by the Company based on $500/month value.

Current and future compensation to SRC’s officers and Directors will be determined and approved by the Company’s Board of Directors. The Company may also enter into employment agreements with certain of its key executives and employees however no such agreements currently exist.

2011 Equity Incentive Plan

On February 8, 2011 the SRC Board of Directors adopted the 2011 Steele Resources Corporation Equity Incentive Plan (the “Plan”), and was subsequently approved by a majority of the shareholders. The Board allocated 3,333,333 shares of SRC’s common stock to be issued pursuant to the Plan. The Plan allows SRC to grant stock options, stock bonuses, stock appreciation rights and employee stock purchase plan. The Plan will initially be administered by the SRC Board. The Plan has a term of 10 years and is subject to stockholder approval.

Options/SAR Grants in Last Fiscal Year

SRC did not grant any option or other equity based compensation during fiscal year 2010 to any Named Executive Officers.

SRC granted 750,002 options or other equity based compensation during the fiscal year ended December 31, 2011 to a Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

SRC had no equity, long-term compensation or retirement plans or stock incentive plans at the 2010 fiscal year-end.

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of December 31, 2011. All outstanding equity awards are in shares of our common stock.

	Equity Incentive Plan Option Awards				Equity Incentive Plan Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable

David Bridgeford,	83,334	0	$0.15	Feb-21	0	0	0	0
CFO	0	83,334	$0.15	Feb-21	0	0	0	0
	0	83,334	$0.15	Feb-21	0	0	0	0
	0	500,000	$0.11	Jun-21	0	0	0	0

Peter Kristensen, Director	250,000	0	$0.12	Jun-21	0	0	0	0

Pauline Schneider, Director	250,000	0	$0.11	Jun-21	0	0	0	0

Employee Pension, Profit Sharing or Other Retirement Plans

SRC does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation Discussion and Analysis

Compensation of Executive Officers

The Board of Directors will initially supervise our executive compensation program for named individuals. During 2011 only two members of the Board were non-employee directors. When a Compensation Committee is formed members of our management will not attend executive sessions of the Committee but will, upon request, provide input regarding their performance to the Committee.  The Board has not engaged any outside compensation consultants and has not delegated its authority to anyone.

During the fiscal year 2012 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as an exploration stage company during the current fiscal year.  However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted.  Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Board will determine compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during 2011 include: Chief Executive Officer, Vice President and the Chief Financial Officer.  Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

Our Board will administer four elements for named executive officers’ compensation: base salary (cash), short-term incentives (bonus - cash, equity, or both), long-term incentives (equity), and benefits.  The total compensation package will reflect the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders.  Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company.  When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

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

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year’s performance. The Board did not award any bonuses for the 2010 or 2011 fiscal year.

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

Employment Agreements

None of SRC's officers or employees have employment contracts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of April 6, 2012, the ownership of SRC’s common stock by each person known to be the beneficial owner of more than 5% of SRC’s outstanding common stock, its current directors, and its executive officers and directors as a group. To SRC’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percent Of Class	Title Of Class
A. Scott Dockter, CEO and Director	10,019,611	16.0%	Common
David McClelland, Director	8,433,334(2)	13.4%	Common
Peter Kristensen, Director	5,683,334(3)	9.1%	Common
Pauline Schneider, Director	750,000(4)	1.2%(3)	Common
David Bridgeford, CFO	166,668(5)	Less than 1%	Common
All Executive Officers and Directors as a group (4 people)	25,052,947	39.9%
Jeffrey Benison 57 Flower Road Valley Stream, NY 11581	14,810,087(6)	23.6%	Common

(1)

Amounts reflect a 1-for-3 reverse stock split effective May 2, 2011.

(2)

Amount excludes 230,503 shares of common stock held by Mr. McClelland’s wife for which he disclaims beneficial ownership.

(3)

Mr. Kristensen was granted options in June, 2011 to purchase 250,000 shares which are currently exercisable.

(4)

Ms. Schneider was granted options in June, 2011 to purchase 250,000 shares which are currently exercisable.

(5)

Mr. Bridgeford has been granted options to purchase 750,002 shares of which 166,668 shares issuable under stock options are currently exercisable. The balance will vest over the next four years.

(6)

Amount includes 3,309,985 shares and promissory notes convertible into 10,000,102 shares and warrants exercisable into 1,500,000 shares.

Controlling Stockholders of SRC

The Directors of SRC currently own an aggregate of 24,886,279 shares of SRC’s outstanding common stock, representing over 46% of SRC’s outstanding shares of stock. Consequently, Mr. Dockter, Mr. Kristensen and Mr. McClelland are currently able to elect all the directors of SRC and SRI and approve or disapprove any corporate action requiring a majority stockholder approval.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 30, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans to be approved by security holders	2,066,669	$0.12	1,266,664
Equity compensation plans not approved by security holders	N/A
TOTAL	2,066,669	$0.12	1,266,664

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

Commencing in September, 2010 SRC rented a house in Cameron Park, CA for use by employees while working at SRC’s corporate office. The house is rented on a month-to-month basis with a monthly rent of $500. Mr. McClelland has utilized this house for one or more days for six months in 2011.

On June 14, 2010 the Board of Directors of SRI approved a consulting agreement with then CFO Pauline Schneider. The consulting agreement provided for Ms. Schneider to be paid $140/hour for services rendered as a consultant to SRI from June 4, 2010 to June 18, 2010. Upon her appointment as CFO of the Company on June 17, 2010, Ms. Schneider was paid a salary of $8,332 per month. This agreement was terminated upon Ms. Schneider’s resignation as the Company’s CFO on January 17, 2011.

In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The Company has an agreement with the note holders to defer repayment of the principal and interest until the Company secures adequate financing.

In March 2011, the Company issued a promissory note to Mr. McClelland for $1,500. The note bore no interest and was repaid in March 2011.

In August, 2011, the Company secured $50,000 in project financing from Mr. McClelland. The principal and interest, of up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the operations being adequate. In December, 2011, we informed Mr. McClelland that the NPI from the project would not be sufficient to pay the principal and interest and that the Company would seek to repay them either though raising additional working capital or out of future mining operations at the Mineral Hill Gold Mine project.

Mr. Dockter, from time to time, utilizes his private airplane for Company business for which the Company reimburses Mr. Dockter at a rate of $200 per hour.  During 2011 the Company paid Mr. Dockter $6,155 for payment of plane usage.  The usage rate being charged is deemed to be significantly less than the rates obtainable from an unaffiliated third party.

Except for the above transaction, since the inception of SRI on May 27, 2010 through December 31, 2011 there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

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

Director Independence

As of April 7, 2012, none of the four current SRC Directors would be deemed “independent” under the applicable NASDAQ definition. While two of the Directors, Mr. Kristensen and Ms. Schneider, are no longer officers or employees of SRC, both have served as an executive officer of SRC during the past three years. SRC anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

As stated elsewhere in this 10-K report, SRC has a separate Audit Committee which did not meet during the fiscal year due to illness of one of its members. The functions of the Audit Committee include reviewing and evaluating the efforts of SRC’s independent auditors and the review and authorization of all non-audit fees incurred by SRC.

The Audit Committee has reviewed and discussed with SRC’s management the audited consolidated financial statements as of and for the period ended December 31, 2011.

The Committee will also discuss with Rose, Snyder & Jacobs LLP, SRC’s independent auditors (“RSJ”), the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Committee has received and reviewed the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with RSJ its independence.

Based on the reviews and discussions referred to above the Audit Committee has approved the audited financial statements referred to above be included in SRC’s Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission.

The material contained in this Audit Committee Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of SRC under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

SRC’s independent public accountants for the last completed fiscal year ended December 31, 2011, were Rose, Snyder & Jacobs LLP. SRC’s independent public accountants for the fiscal year ended December 31, 2010, were Rose, Snyder & Jacobs LLP. The Board anticipates that representatives of RSJ will not be present at the Annual Meeting.

Principal Accountant’s Fees and Services

During SRC’s fiscal years ended December 31, 2011 and December 31, 2010, SRC was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to SRC for professional services rendered for the audit of SRC’s financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $44,750 billed by RSJ for the fiscal year ended December 31, 2011 and $18,800 billed for the fiscal year ended December 31, 2010.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

During fiscal year 2011 or 2010, RSJ did not bill for Audit Related Fees.

Tax fees

In fiscal year 2011, $7,385 was paid to another accounting firm for professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. In fiscal year 2010, $300 was paid to another accounting firm.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, SRC appointed a separate Audit Committee during the 2011 fiscal year. However, due to the illness of one of the Committee’s members all of the services performed by RSJ for the fiscal years 2011 and 2010 were reviewed and approved by SRC’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.  Services performed by RSJ commencing in January, 2012 will be reviewed and approved by the Audit Committee.

Pre-Approved Policies and Procedures

Prior to retaining RSJ to provide services in the current fiscal year (beginning January 1, 2012), the Audit Committee will first review and approve RSJ’s fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. SRC’s pre-approval policy provides that the Audit Committee must specifically pre-approve any engagement of RSJ for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

 Financial Statements

Audited financial statements for the fiscal years ended December 31, 2010 and 2011 are included with this report.

(b)

Exhibits

Exhibit No.	Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
4.1(*)	Convertible Promissory Notes
4.2(*)	Steele Resources Equity Compensation Plan
10.1(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.2(3)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
10.8(*)	Copper Canyon Mineral Lease dated April 28, 2011.
14(5)	Code of Business Conduct and Ethics
21	Subsidiaries of Steele Resources Corporation
31.1(*)	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(*)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to registrant’s Form 8-K filed on June 21, 2010.

(2) Filed as an exhibit to registrant’s SB-2 registration statement filed on June 22, 2007.

(3) Filed as an exhibit to registrant’s Form 8-K filed on December 31, 2010.

(4) Filed as an exhibit to registrant’s Form 8-K filed on January 21, 2011.

(5) Filed as an exhibit to registrant’s Form S-1 registration statement filed on February 10, 2011.

(6) Filed as an exhibit to registrant’s Form 8-K filed on March 28, 2011.

(*) Filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORP.

Date: April 6, 2012	By /s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	April 6, 2012
A. Scott Dockter	Chief Executive Officer

/s/ David Bridgeford	Secretary and Chief Financial	April 6, 2012
David Bridgeford	Officer (Principal Financial
& Accounting Officer)

/s/ Pauline Schneider	Director	April 6, 2012
Pauline Schneider

/s/ Peter Kristensen	Director	April 6, 2012
Peter Kristensen

/s/ David McClelland	Director	April 6, 2012
David McClelland