Form 10-Q
period 2012-03-31
STEELE RESOURCES CORP
filed 2012-05-15
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of the issuer’s common stock outstanding as of May 14, 2012 was 58,215,258.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 (Unaudited), the Three Months Ended March 31, 2011, and May 27, 2010 (Inception) Through March 31, 2012 (Unaudited)	5

Statement of Stockholders' Deficit for the Period From May 27, 2010 (Inception) Through March 31, 2012 (Unaudited)	6

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012 (Unaudited), the Three Months Ended March 31, 2011 (Unaudited), and May 27, 2010 (Inception) Through March 31, 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$16,484	$23,107
Prepaid expenses	-	1,618
Total Current Assets	16,484	24,725

Fixed assets (Note 3)	68,150	68,150
Accumulated depreciation	(16,478)	(13,146)
Total Fixed Assets	51,672	55,004

Other long-term assets	2,712	2,712

Total Assets	$70,868	$82,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$225,056	$282,607
JV agreement refund payable	540,000	540,000
Accrued expenses	272,417	239,291
Derivative Liability (Note 4)	160,000	128,000
Notes payable (Notes 4 and 5)	847,106	714,998
Notes payable - related parties (Note 5)	154,584	95,000
Total Current Liabilities	2,199,163	1,999,896

COMMITMENTS AND CONTINGENCIES (Note 6)
Stockholders' Deficit (Note 7):
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 51,292,705 and 45,057,075 shares
issued and outstanding, respectively	33,098	26,863
Additional paid-in-capital	2,095,755	1,449,869
Accumulated deficit during exploration stage	(4,257,148)	(3,394,187)
Total Stockholders' Deficit	(2,128,295)	(1,917,455)
Total Liabilities and Stockholders' Deficit	$70,868	$82,441

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		From May 27, 2010 (Inception) Through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$531,126

Operating Costs and Expenses:

Costs applicable to revenues	-	-	342,025
Exploration and mine startup costs	105,270	362,287	1,216,018
General and administrative	472,307	194,368	1,955,959
Professional fees	138,239	58,285	574,428
Total operating expense	715,816	614,940	4,088,430

Loss from operations	(715,816)	(614,940)	(3,557,304)

Interest expense	(147,145)	(101,159)	(699,844)

Net loss	$(862,961)	$(716,099)	$(4,257,148)

Net loss per share, basic and diluted*	($0.02)	($0.02)

Weighted average comon shares outstanding*	46,936,551	33,680,556

•

The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 stock split that was effective on May 2, 2011

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM MAY 27, 2010 (INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	$
Balance, May 27, 2010	-	$-	$-	$-	$-

Issuance of shares for cash	19,100,000	5,730	9,270		15,000

Recapitalization due to reverse merger
with Steele Resources, Inc.	12,733,489	3,820	14,950		18,770

Issuance of shares:
For cash (at $0.08, $0.10, $0.20, $0.05)	1,451,111	4,353	307,647		312,000
For exploration costs	176,667	530	104,470		105,000

Issuance of warrants with notes payable	-	-	6,203		6,203

Net loss				(804,170)	(804,170)
Balance at December 31, 2010	33,461,267	$14,433	$442,540	$(804,170)	$(347,197)

Issuance of shares:
For settlement of accrued legal fees	100,000	300	8,700		9,000
With notes payable	150,003	450	14,600		15,050
For consulting & professional fees	1,799,167	2,133	218,755		220,888
For conversion of notes payable	9,460,230	9,460	216,793		226,253

Reclassification of derivatives liability	-	-	285,163		285,163

Creation of note discounts	-	-	130,388		130,388

For cash (at $0.126)	87,038	87	10,913		11,000

Share-based compensation	-	-	122,017		122,017

Net loss				(2,590,017)	(2,590,017)
Balance December 31, 2011	45,057,705	$26,863	$1,449,869	$(3,394,187)	$(1,917,455)

Issuance of shares:
With notes payable	50,000	50	5,450		5,500
For consulting & professional fees	3,000,000	3,000	337,000		340,000

Creation of note discounts			6,300		6,300

For cash (at $0.10)	3,185,000	3,185	285,315		288,500

Share-based compensation	-	-	11,821		11,821

Net loss				(862,961)	(862,961)
Balance March 31, 2012	51,292,705	$33,098	$2,095,755	$(4,257,148)	$(2,128,295)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending March 31, 2012	Three Months Ending March 31, 2011	From May 27, 2010 (Inception) Through March 31, 2012
CASH FROM OPERATING ACTIVITIES:
Net loss	$(862,961)	$(716,099)	$(4,257,148)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation	3,332	2,515	16,478
Amortization of note discount	74,742	38,596	398,130
Shares issued for exploration costs	-	-	105,000
Shares issued for services	340,000	-	569,888
Stock-based compensation	11,821	14,063	133,838
Change in value of derivative	-	55,714	55,714
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	1,618	(2,234)	-
Increase (decrease) in accounts payable	(57,551)	58,285	225,876
Increase in accrued expenses	33,126	17,527	279,920
Decrease in other assets	-	-	(2,712)
NET CASH USED IN OPERATING ACTIVITIES	(455,873)	(531,633)	(2,475,016)

Investing Activities
Purchases of fixed assets	-	(28,173)	(37,965)
NET CASH USED IN INVESTING ACTIVITIES	-	(28,173)	(37,965)

Financing Activities
Proceeds from issuance of common stock	288,500	-	626,500
Cash acquired in reverse merger	-	-	19,200
Cash from joint venture funding	-	540,000	540,000
Cash from project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash from project funding partners - related party	-	-	50,000
Proceeds from issuance of notes payable	222,750	32,500	1,495,950
Payments on notes payable	(125,000)	-	(450,000)
Proceeds from issuance of notes payable - related party	63,000	45,000	137,148
Payments on notes payable - related party	-	(6,800)	(59,333)
NET CASH PROVIDED BY FINANCING ACTIVITIES	449,250	610,700	2,529,465

NET INCREASE (DECREASE) IN CASH	(6,623)	50,894	16,484
CASH, BEGINNING	23,107	623	-
CASH ENDING	$16,484	$51,517	$16,484

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,036	$0	$15,433
Cash paid for income taxes	$-	$0	$-

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

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

Steele Resources is a mining and exploration company focused on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, explore and develop and operate mineral exploration properties in the Western United States. The business strategy is to identify and evaluate properties which have considerable amounts of exploration already completed and potential and inferred resources identified.  SRC then selects the properties which offer the best potential for producing significant gold and silver reserves and offer favorable conditions, for the future efficient development of the property to reach a production stage.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $3,557,304 from May 27, 2010 (inception) through March 31, 2012 and had a working capital deficiency of $2,182,679 as of March 31, 2012. The Company does not have sufficient cash at March 31, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of our net loss and our negative working capital position, our independent auditors, in their report on our audited financial statements for the fiscal year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

at March 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	-0-	-0-	($160,000)	($160,000)

at December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	-0-	-0-	($128,000)	($128,000)

Derivative liability for conversion features for the year ended March 31, 2012 and December 31, 2011 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at December 31, 2011	$128,000
Issuance of instruments	107,000
Repayment of liability	(75,000)
Value at March 31, 2012	$160,000

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

SRI completed the reclamation phase of approximately 6,000 tons of stockpiled material at the A&P site that had previously been identified as a hazardous mining waste site. SRI removed the stockpiled materials and sold the mineral ore grade to a third party processing facility for gross revenues of roughly $531,000 in the fourth quarter of 2011.

During 2011, SRI established a new mine portal and drove 160 linear feet of development drift which will enclose all operations as well as on site crushing capability, all of which falls within the existing SMES authorization. SRI's key purpose at this time is to facilitate a comprehensive drill program that will better define the gold resource at the project.  Upon completion of the next phase of drilling, SRI believes that it will be able to define production targets.  Once suitable mining targets are identified, the underground development drift will serve as the main haulage for all underground mining activity at this property.  We anticipate that the Mineral Hill Project will generate revenues during the initial twelve months of operations. SRC plans to raise the required working capital for this operation through the private placement of our equity securities, and such other means as the Company may determine.

Billali Gold Mine

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC ("Seller"), an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of approximately 11.6 acres including one patented claim which the Company believes has potential for near term production of silver and gold ore.

On April 20, 2012, Seller and Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000; within 45 days of the Purchase Agreement being signed, SRI will make an additional payment of $500,000; and SRI will deliver six hundred (600) American Eagle One Ounce Gold Coins on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing,  to be delivered to the Seller. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI. During the two year payment period, SRI will have full rights to develop and manage the property.

The Billali Mine is physically adjacent to the Summit Mine, owned and operated by the Santa Fe Gold Corporation. The Billali Mine is along strike and adjacent to this producing operation.  It was once a part of the original Summit Mine land package evaluated by Biron Bay Resources and the drilling and geology used for the current reserve and resource studies is from the same drill program. The Summit Mine has proved the veracity of the original drill program and demonstrated that a viable ore body exists.

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

SRC has developed extensive engineering profiles and drafted a summary outline of the operating plan. The development plan outlines approximately six months to improve the existing mine workings, which includes expanding the existing production drift and driving the secondary escape way required by Mine Safety and Health Administration (MSHA). SRC believes this will be done in less time but has allowed for a time contingency.   Once this development work has been completed, SRC will begin extracting and shipping gold and silver ore to a third party smelter for processing.

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho. . The Copper Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. The Company has received the permit from the US Forest Service to permit access and exploration of the property. Due to the delay in the permitting process both the Company and the SCCC have mutually agreed that none of the lease payments defined in the Copper Lease, outlined above, are outstanding. Both entities have agreed that the timing and amounts of future lease payments will be renegotiated once SRC has obtained appropriate project financing.

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES AND CONVERTIBLE NOTES

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

In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

In January, 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The notes bear simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.

In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation.

As of March 31, 2012, interest payable on these notes totaled $34,435.

These notes were evaluated using ASC 815-40 and it was determined that the embedded conversion should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

NOTE 5 - NOTES PAYABLE

In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the 2012 annual lease payment due. The note bears an interest rate of 12% as was due April 16, 2012.

In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and is due May 31, 2012.

In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on March 31, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.

As of March 31, 2012, interest payable on these notes totaled $13,720.

The components of notes payable are as follows:

as of March 31, 2012:

	Principal Amount	Unamortized Discount	Net
Contractual liabilities	$200,000	$--	$200,000
Notes payable	323,750	(3,416)	320,334
Convertible notes payable	632,700	(151,344)	481,356
Total notes payable	$1,156,450	$(154,760)	$1,001,690

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $32,544, $32,709, $33,369, $34,035 and $25,911 for the years ended December 31, 2011, 2012, 2013, 2014, 2015 respectively. Total rental expense was $13,386 for the three months ended March 31, 2012, $11,136 for the three months ended March 31, 2011, and $77,516 for the period from May 27, 2010 (Inception) through March 31, 2012.

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

On April 20, 2012, Seller and Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000; within 45 days of the Purchase Agreement being signed, SRI will make an additional payment of $500,000; and SRI will deliver six hundred (600) American Eagle One Ounce Gold Coins on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing,  to be delivered to the Seller. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI.

Tabular Disclosure of Contractual Obligations as of March 31, 2012:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mineral Lease Obligations	3,475,000	650,000	2,225,000	600,000	-0-

Operating Lease Obligations	117,888	24,573	93,315	-0-	-0-

Total	$3,592,888	$674,573	$2,318,315	$600,000	-0-

In conjunction with the mining claims held or leased by SRI, we are obligated to pay claim maintenance fees of approximately $12,000 for Mineral Hill over the next twelve months.

NOTE 7 - STOCKHOLDERS’ (DEFICIT)

Issuance of Common Stock

In January, 2012, the Company issued 50,000 shares in conjunction with a note payable issued to a related party for a total of $63,000. These shares were valued at $5,500 and recorded as a note discount.

In February, 2012, the Company issued: 1,000,000 shares in consideration for financial consulting services, the value of the shares issued was $120,000; through a private placement of its common stock, the Company issued 125,000 shares for $12,500 to two individuals; and the Board of Directors authorized the issuance of 500,000 shares of common stock to each of its four Board Members as compensation for services in 2010 and 2011, the total value of the shares issued was $220,000.

Through a private placement of its common stock, the Company issued 125,000 shares of common stock to two individuals for $12,500 in February, 2012.

Through a private placement of its common stock, the Company issued 60,000 shares of common stock to one individual for $6,000 in March, 2012.

Through a private placement of its common stock, the Company issued 3,000,000 shares to two individuals for $270,000 in March, 2012, net of $30,000 in placement costs.

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

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the three months ended March 31, 2012, are as follows:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,066,669	$0.1204	1,033,334	$0.4839
Granted	0	0	0	0.2000
Canceled	0	0	0	0
Expired	0	0	0	0
Exercised	0	0	0	0
Outstanding at March 31, 2012	2,066,669	$0.1204	1,033,334	$0.4839

Exercisable at March 31, 2012	852,778	$0.1232

Stock Options as of March 31, 2012:

Exercise Price	Shares Outstanding	Weighted Contractual Life Remaining (in Years)	Shares Exercisable	Weighted Contractual Life Remaining (in Years)

$0.1100	1,400,000	9.23	400,000	9.23
$0.1210	250,000	9.23	250,000	9.23
$0.1500	250,002	8.87	166,668	8.87
$0.1620	166,667	9.03	36,110	9.03
	2,066,669	9.13	852,778	9.12

Stock Warrants as March 31, 2012:

Exercise Price Range	Warrants Outstanding	Warrants Convertible	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price

$0.4500	1,000,000	1,000,000	3.59	$0.4500
$1.5000	33,334	33,334	1.51	$1.5000
	1,033,334	1,033,334	2.55	$0.4839

The fair value of the options granted during the ended December 31, 2011 is estimated at $234,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Term	10 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

The total fair value of non-vested stock options as of March 31, 2012 was $143,650 and is amortizable over a weighted average period of 2.38 years. The weighted-average remaining contractual life of options outstanding issued under the Plan was 9.13 years at March 31, 2012.

The Company effected a 1-for-3 reverse stock split on May 2, 2011. The accompanying financial statements reflect the retroactive effect of this reverse stock split.

NOTE 9 - SUBSEQUENT EVENTS

On April 20, 2012, Seller and Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000; within 45 days of the Purchase Agreement being signed, SRI will make an additional payment of $500,000; and SRI will deliver to the Seller a total of 1,800 American Eagle One Ounce Gold Coins with delivery of 600 coins on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI.

Through a private placement of its common stock, the Company issued 3,000,000 shares to two individuals in March, 2012. Under the terms of the offering, the two individuals will be issued warrants to purchase 1,500,000 shares of common stock at a price of $0.20. The warrants, valid from three years of the purchase of the common stock, will be issued upon the close of the private placement offering being offered by the Company. The warrants will be issued in the second quarter of 2012.

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

The Company has incurred a net loss of $862,961 for the three months ended March 31, 2012, and has a total accumulated deficit of $4,257,148.

During the quarter ended March 31, 2012 the Company has no recurring revenue-generating operations. However, during the fourth quarter of 2011, SRI reported gross revenues of roughly $531,000. However, the Company will continue as a going concern, and will continue to be dependent on fund raising for project development and payment of general and administration expenses until production at its properties ramp up to sustainable production and revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Results of Operation

We have not included a discussion and analysis comparing our current financial position and results of operation with periods prior to the Reorganization as management believes a discussion of SRC’s past operations (prior to the Reorganization) would not be helpful in evaluating our new line of business in the natural resources sector commenced as a result of the Reorganization. Our financial reporting commences as of May 27, 2010, which is the inception date of SRC’s wholly-owned subsidiary, SRI which initiated SRC's current mineral exploration business. SRI has been in existence for a relatively short period of time and has conducted only limited operations to date.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2012 as compared to the three month period ended March 31, 2011.

Results of Operations for the three months ending March 31, 2012 compared to the three months ending March 31, 2011

Revenue

During the three months ended March 31, 2012 and 2011, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Expenses

Total Operating expenses for the three months ended March 31, 2012 and 2011 were $715,816 and $614,940, respectively, an increase of $99,866 or 16%. The increase in Operating expenses is attributed primarily to professional fees and administrative costs related to several financing and a property acquisition transaction during the first quarter of 2012 and legal and accounting expenses related to a publicly reporting company, including the preparation of year-end reports.

Net Loss

We incurred a net operating loss $715,816 for the three months ended March 31, 2012 compared to an operating loss of $614,940 for the three months ending March 31, 2011, a change of $100,876 or 16%. The increase in operating loss is the result of expenses relating to SRI’s mineral lease payments; costs associated with property acquisition; costs related to several financing transaction; and with SRC’s year-end legal and accounting expenses relating to the Company’s reporting obligations, coupled with a lack of revenues to offset these expenses.

We incurred a net loss of $862,961 for the quarter ended March 31, 2012 compared to a net loss of $716,099 for the three months ended March 31, 2011, a change of $146,862 or 20%, due to a significant increase in interest expenses primarily due to the Company securing higher interest financing in the quarter just ended versus the same period in 2011.

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

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho. The Copper Lease provides for a two year lease period with an initial payment of $25,000 with a second $25,000 due on November 1, 2011, a third payment of $50,000 due on May 1, 2012, with a final lease payment due on November 1, 2012 of $425,000. After the lease period expires on May 31, 2013, SRI has the right to purchase full right and title of ownership of the Copper Canyon property for $3,975,000. The Company has initiated the permitting process with the US Forest Service to permit access and exploration of the property; however, at December 31, 2011 none of the required permits have been received by the Company. The Company and Salmon Copper Canyon Company are currently renegotiating the timing of the lease and purchase payments due to the delay in receiving the required permits to commence the initial exploration phase of the project.

Proposed Property Acquisitions

Billali Gold Mine

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC ("Seller"), an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of approximately 11.6 acres including one patented claim which the Company believes has potential for near term production of silver and gold ore.

On April 20, 2012, Seller and Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000; within 45 days of the Purchase Agreement being signed, SRI will make an additional payment of $500,000; and SRI will deliver a total of 1,800 American Eagle One Ounce Gold Coins in three tranches of 600 coins each on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI. During the two year payment period, SRI will have full rights to develop and manage the property.

The Billali Mine is physically adjacent to the Summit Mine, owned and operated by the Santa Fe Gold Corporation. The Billali Mine is along strike and adjacent to this producing operation.  It was once a part of the original Summit Mine land package evaluated by Biron Bay Resources and the drilling and geology used for the current reserve and resource studies is from the same drill program. The Summit Mine has proved the veracity of the original drill program and demonstrated that a viable ore body exists.

According to the December, 2011 43-101 report for the property, exploration drilling was conducted on the Billali claim and adjacent Summit Mine property by Nova Gold and Biron Bay Resources from 1990 to 1991.  Over 200 diamond core holes were drilled with at least 28 holes on the Billali claim.  Nine holes intersected high grade with six intersecting 3 to 15 foot intervals of gold and silver grading between 1.17 and 23.86 opt Ag and from .10 to .52 opt Au. MPH Consulting, a mining consulting Canadian firm, estimated a historical resource of at least 219,000 tons at 12.8 opt silver and .244 opt gold. This calculation included intercepts from the Norman King structure, however does not include high grade intercepts from the “New Zone” that holes B-91-15 and 16 intersected.

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

SRC has developed extensive engineering profiles and drafted a summary outline of the operating plan. The development plan outlines approximately six months to improve the existing mine workings, which includes expanding the existing production drift and driving the secondary escape way required by Mine Safety and Health Administration (MSHA). SRC believes this will be done in less time but has allowed for a time contingency.   Once this development work has been completed, SRC will begin extracting and shipping gold and silver ore to a third party smelter for processing.

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At March 31, 2012, our cash balance was $16,484.  During the first quarter of 2012 we raised investment capital of $288,500 through the sale of common stock and paid $120,000 of consulting fees through the issuance of common stock. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing stockholders and management or outside loans. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

In conjunction with the mining claims held or leased by SRI, SRI is obligated to pay claim maintenance fees of approximately $12,000 for Mineral Hill over the next twelve months.

While we expect exploration and development of our properties to commence during the next twelve months we do not expect revenues from this work to cover our operating expenses which we expect to increase as we implement our business plan. Consequently, we are dependent on the proceeds from other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We may find it necessary to raise additional outside financing which may not be available.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placements in 2012, an important element of the plan includes continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Three officers and/or directors of the Company together hold approximately 40% of the outstanding common stock of the Company as of May 11, 2012. Accordingly, our directors and officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, which could have a material effect on the approval or disapproval of mergers, acquisitions, consolidations or the sale of all or substantially all of our assets. As significant stockholders of the Company, these individuals will have significant influence in the election of directors as well as the power to prevent a change of control. The interests of these officers and directors may differ from the interests of the other stockholders.

A decline in the price of gold and other resources will adversely affect our chances of success.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices at historic highs closing at $1,583 per ounce on May 11, 2012 as reported on the Chicago Mercantile Exchange. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources could make some exploration projects no longer viable and will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

The Auditor’s Report for fiscal year 2011 states there is substantial uncertainty about the ability of SRC or SRI to continue its operations as a going concern.

In their audit report dated April 6, 2012 included in the Company's 2011 financial statements, the auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

In January, 2012, the Company issued 50,000 shares in conjunction with a note payable issued to a relative of a related party for a total of $63,000. These shares were valued at $5,500 and recorded as a note discount.

In February, 2012, the Company issued: 1,000,000 shares in consideration for financial consulting services, the value of the shares issued was $120,000; through a private placement of its common stock, the Company issued 125,000 shares for $12,500 to two individuals; and the Board of Directors authorized the issuance of 500,000 shares of common stock to each of its four Board Members as compensation for services in 2010 and 2011, the total value of the shares issued was $220,000.

Through a private placement of its common stock, the Company issued 125,000 shares of common stock to two individuals for $12,500 in February, 2012.

Through a private placement of its common stock, the Company issued 3,060,000 shares of common stock to three individuals for $276,000 in March, 2012, net of $30,000 in placement costs.

ITEM 4. - MINE SAFETY DISCLOSURES

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

SRI, as a potential gold and silver mine operator, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 4 of Regulation S-K. Any such violations or regulatory matters must be disclosed in Exhibit 95 to be included with a company’s quarterly report on Form 10-Q.

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

ITEM 5. - OTHER INFORMATION

Subsequent to the first quarter of 2012, on April 20, 2012, the Billali Gold Mine LLC ("Seller") and Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000 which was made on April 21, 2012; within 45 days of the Purchase Agreement being signed, SRI will make an additional payment of $500,000; and SRI will deliver to the Seller six hundred (600) American Eagle One Ounce Gold Coins on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI. During the two year payment period, SRI will have full rights to develop and manage the property.

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

4.1	Convertible promissory notes.

10.11	Billali Gold Mine Purchase Agreement, dated April 20, 2012

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: May 14, 2012	/s/ A. Scott Dockter
Chief Executive Officer

Dated: May 14, 2012	/s/ David Bridgeford
Chief Financial Officer