Form 10-Q
period 2012-06-30
STEELE RESOURCES CORP
filed 2012-08-20
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number  000-53474

STEELE RESOURCES CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8789 Auburn Folsom Rd Suite C #504 Granite Bay, CA	95746
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(225) 246-8696

3081 Alhambra Dr., Suite 208

Cameron Park, CA 95682

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

The number of shares of the issuer’s common stock outstanding as of August 17, 2012 was 65,988,485.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	5

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 (Unaudited) and June 30, 2011 (Unaudited), and May 27, 2010 (Inception) Through June 30, 2012 (Unaudited)	6

Statement of Stockholders' Deficit for the Period From May 27, 2010 (Inception) Through June 30, 2012 (Unaudited)	7

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 (Unaudited), the Six Months EndedJune 30, 2011 (Unaudited), and May 27, 2010 (Inception) Through June 30, 2012 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

STEELE RESOURCES CORPORATION

(EXPLORATION STAGE COMANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$-	$23,107
Prepaid expenses	-	1,618
Total Current Assets	-	24,725

Fixed assets (Note 3)	63,650	68,150
Accumulated depreciation	(46,858)	(13,146)
Total Fixed Assets	16,792	55,004

Other long-term assets	-	2,712

Total Assets	$16,792	$82,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	240,472	282,607
JV agreement refund payable	540,000	540,000
Advances from investors	103,649	-
Accrued expenses	412,292	239,291
Derivative Liability (Note 4)	107,000	128,000
Notes payable (Notes 4 and 5)	804,531	714,998
Notes payable - related parties (Note 5)	158,218	95,000
Total Current Liabilities	2,366,162	1,999,896

COMMITMENTS AND CONTINGENCIES (Note 6)
Stockholders' Deficit (Note 7):
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 63,085,259 and 45,057,075 shares
issued and outstanding, respectively	44,891	26,863
Additional paid-in-capital	2,542,316	1,449,869
Accumulated deficit during exploration stage	(4,936,577)	(3,394,187)
Total Stockholders' Deficit	(2,349,370)	(1,917,455)
Total Liabilities and Stockholders' Deficit	$16,792	$82,441

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FROM MAY 27, 2010 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From May 27, 2010 (Inception) Through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$531,126

Operating Costs and Expenses:

Costs applicable to revenues	-	-	-	-	342,025
Exploration and mine startup costs	310,000	154,438	415,270	516,725	1,508,168
General and administrative	218,851	232,444	691,158	426,812	2,192,811
Professional fees	13,034	93,596	151,273	151,881	587,311
Total operating expense	541,885	480,478	1,257,701	1,095,418	4,630,315

Loss from operations	(541,885)	(480,478)	(1,257,701)	(1,095,418)	(4,099,189)

Interest expense	(84,544)	(81,876)	(156,689)	(127,321)	(653,674)
Change in value of derivative	(53,000)	-	(128,000)	(55,714)	(183,714)

Net loss	$(679,429)	$(562,354)	$(1,542,390)	$(1,278,453)	$(4,936,577)

Net loss per share, basic and diluted*	($0.01)	($0.02)	($0.03)	($0.04)

Weighted average common shares outstanding*	58,741,645	33,995,484	52,839,098	33,825,340

* The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 stock split that was effective on May 2, 2011

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM MAY 27, 2010 (INCEPTION) TO JUNE 30, 2012

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

Continued on next page

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM MAY 27, 2010 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	$
Balance December 31, 2011	45,057,705	$26,863	$1,449,869	$(3,394,187)	$(1,917,455)
Issuance of shares:
With notes payable	50,000	50	5,450		5,500
For consulting & professional fees	3,000,000	3,000	337,000		340,000

Creation of note discounts	-	-	6,300		6,300
For cash (at $0.10)	3,185,000	3,185	285,315		288,500
Share-based compensation	-	-	11,821		11,821
Net loss				(862,961)	(862,961)
Balance March 31, 2012	51,292,705	$33,098	$2,095,755	$(4,257,148)	$(2,128,295)

Issuance of shares:
For conversion of notes payable	9,722,554	9,723	219,810		229,533
For deposit on property acquisition	2,000,000	2,000	208,000		210,000

For cash (at $0.10)	70,000	70	6,930		7,000

Share-based compensation			11,821		11,821

Net loss				(679,429)	(679,429)
Balance June 30, 2012	63,085,259	$44,891	$2,542,316	$(4,936,577)	$(2,349,370)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(EXPLORATION STAGE COMANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MAY 27, 2010 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	Six Months Ending June 30, 2012	Six Months Ending June 30, 2011	From May 27, 2010 (Inception) Through June 30, 2012
CASH FROM OPERATING ACTIVITIES:
Net loss	$(1,542,390)	$(1,278,453)	$(4,936,577)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation	35,212	5,030	48,358
Amortization of note discount	255,339	106,399	578,727
Change in value of derivatives	(128,000)	55,714	(72,286)
Shares issued for exploration costs	210,000	-	315,000
Shares issued for services	340,000	33,888	569,888
Stock-based compensation	23,642	37,114	145,659
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	1,618	(616)	-
Increase (decrease) in accounts payable	(42,135)	100,817	241,292
Increase in accrued expenses	194,834	49,126	441,628
Decrease in other assets	2,712	-	-
NET CASH USED IN OPERATING ACTIVITIES	(649,168)	(890,981)	(2,668,311)

Investing Activities
Purchases of fixed assets	-	(28,173)	(37,965)
Proceeds from disposal of assets	3,000	-	3,000
NET CASH USED IN INVESTING ACTIVITIES	3,000	(28,173)	(34,965)

Financing Activities
Proceeds from issuance of common stock	295,500	6,000	633,500
Proceeds from investor advances	103,649	-	103,649
Cash acquired in reverse merger	-	-	19,200
Cash from joint venture funding	-	540,000	540,000
Cash from project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash from project funding partners - related party	-	-	50,000
Proceeds from issuance of notes payable	337,912	337,500	1,611,112
Payments on notes payable	(178,000)	-	(503,000)
Proceeds from issuance of notes payable - related party	64,000	46,500	138,148
Payments on notes payable - related party	-	(8,300)	(59,333)
NET CASH PROVIDED BY FINANCING ACTIVITIES	623,061	921,700	2,703,276

NET INCREASE (DECREASE) IN CASH	(23,107)	2,546	-
CASH, BEGINNING	23,107	623	-
CASH ENDING	$-	$3,169	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,532	$5,405	$51,929
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business Activity

Steele Resources Corporation (formerly Steele Recording Corporation) ("SRC", the "Company", "we", "us", or "our") is a U.S. exploration and mining company, incorporated in the state of Nevada on February 12, 2007. On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, SRI was the acquirer.

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net loss of $4,936,577 from May 27, 2010 (inception) through June 30, 2012 and had a working capital deficiency of $2,366,162 as of June 30, 2012. The Company does not have sufficient cash at June 30, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

at June 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	$-	$-	$107,000	$107,000

at December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	$-	$-	$128,000	$128,000

Derivative liability for conversion features for the year ended June 30, 2012 and December 31, 2011 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at December 31, 2011	$ 128,000
Issuance of instruments	107,000
Change in value	128,000
Value at June 30, 2012	$ 107,000

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

Net (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3 - PROPERTIES

Pony Project: On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease") with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Company has not made the $500,000 lease payment due in February, 2012. On May 17, 2012, the Company received a written notice of default on the Pony Lease Agreement. With this notice, SRI ceased all efforts to acquire the rights to the Pony Project. All pending obligations between SRI and the Lessors of the Pony Project were terminated on that date.

A&P Project: In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. On July 24, 2012, the Company notified the Lessors that SRI was terminating the A&P Lease executed on February 22, 2011. SRI exercised its rights under the terms of the A&P Lease to terminate the agreement at any time. With the termination, all right, title and interest of SRI was terminated and SRI was removed from all future obligations set forth in the Agreement.

Billali Gold Mine

On April 20, 2012, SRI entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC ("Seller"), and an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico.  The Purchase Agreement provided for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000; an additional payment of $500,000 within 45 days of the Purchase Agreement being signed; and SRI delivering six hundred (600) American Eagle One Ounce Gold Coins on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing, to be delivered to the Seller. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI. The initial deposit of $100,000 and the issuance of 2,000,000 shares of common stock were completed on April 20, 2012.

On June 28, 2012, the Company and Little Gem Life Sciences Capital Management LLC, a Delaware limited liability company (“Little Gem”), entered into a definitive Agreement (the "Agreement”) for the transfer of all rights, title and interests existing under the existing Purchase Agreement, dated April 20, 2012 (the “Purchase Agreement”), entered into between Billali Mine LLC as seller and Steele Resources Inc. as purchaser. Under the terms of the Agreement, Little Gem assumed all obligations of SRI under the Purchase Agreement including agreeing to pay to Billali Gold Mine LLC, the seller under the Purchase Agreement, the second installment of $500,000 which was paid on July 3, 2012; and, Little Gem agreed to provide additional capital, in such amounts and upon such terms as Little Gem may in its sole discretion determine, for the development of the Billali Mine. SRC will retain a twenty percent (20%) economic interest in the Billali Mine. The aforementioned 20% economic interest in the Billali Mine will vest in SRC as a joint venture “qualified carried interest” in the net operating profits, if any, of Little Gem’s ownership and development of the Billali Mine with distributions to occur over time in a manner, and with such reserves, as Little Gem in its sole discretion may determine suitable, appropriate and fair according to circumstances then prevailing. SRC’s economic interest will be “burdened” whereby SRC will be assessed it’s pro rata share of mining development costs and expenses over time.

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine located in the Mineral Hill Mining District near Salmon, Idaho. On June 6, 2012, SRI and the Salmon Canyon Copper Company mutually agreed to terminate the Mineral Lease Agreement with Option to Purchase the Copper Canyon Project.

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

In January, 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.

In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation. On August 9, 2012 the holder of the note converted $9,000 of the note into 2,903,226 shares of the Company's common stock.

As of June 30, 2012, interest payable on these notes totaled $33,727.

These notes were evaluated using ASC 815-40 and it was determined that the embedded conversion should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

NOTE 5 - NOTES PAYABLE

In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the 2012 annual lease payment due. The note bears an interest rate of 12% and was due April 16, 2012.

In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.

In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.

In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note.

As of June 30, 2012, interest payable on these notes totaled $25,561.

The components of notes payable are as follows:

As of June 30, 2012

	Principal Amount	Unamortized Discount	Net
Contractual liabilities	$ 200,000	$ -	$ 200,000
Notes payable	439,912	(782)	439,130
Convertible notes payable	372,000	(48,381)	323,619
Total notes payable	$ 1,011,912	$ (49,163)	$ 962,749

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $16,437, $33,369, $34,035 and $25,911 for the years ended December 31, 2012, 2013, 2014, and 2015 respectively. Total rental expense was $46,756 for the six months ended June 30, 2012, $22,022 for the six months ended June 30, 2011, and $110,886 for the period from May 27, 2010 (Inception) through June 30, 2012. On July 23, 2012 the Company notified the landlord for the lease for office space that it is abandoning the lease effective immediately.

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

Contractual Matters

On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease") with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). On May 17, 2012, the Company received a written notice of default on the Mineral Lease Agreement with Option to Purchase and the Mineral Lease agreement-Lease Payment Extension for the Pony Lease. With this notice, SRI ceased all efforts to acquire the rights to the Pony Project. All future obligations between SRI and the Lessors of the Pony Project were terminated on that date.

In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provides for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors will also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property shall be transferred to SRI. In May, 2011, the Company issued a note payable for $80,000 to one of the individual land owners covering the balance of the initial lease payment due. The note bears an interest rate of 12% as was due May 31, 2011. The Company paid $34,000 towards interest and principle in December, 2011 and paid the balance of the note and interest in March, 2012. The Company issued a note payable to the Lessor in March, 2012, for $50,000 covering the balance of the lease payment that was due for 2012; the note bears an interest rate of 12% and was due April 16, 2012. On June 24, 2012, the Company notified the Lessors that SRI was terminating its agreement for the Mineral Lease with Option to Purchase Agreement. SRI exercised its rights under the terms of the A&P Lease to terminate the agreement at any time. With the termination, all right, title and interest of SRI was terminated and SRI was removed from all future obligations set forth in the Agreement.

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. On June 6, 2012, SRI and the Salmon Canyon Copper Company mutually agreed to terminate the Mineral Lease Agreement with Option to Purchase the Copper Canyon Project.

On August 31, 2011, SRC and Innocent, Inc. negotiated a formal Termination of the Joint Venture Agreement (the “Termination Agreement”) of the Joint Venture Agreement established to fund the development of the Mineral Hill Project. Pursuant to the Termination Agreement SRC acknowledges its obligation to repay $540,000 paid to date by INCT to SRC under the terms of the JV Agreement. The Termination Agreement also allows SRC the option to assume the $540,000 owed to INCT note holders on terms negotiated between SRC and the note holders. The Termination Agreement does not specify a time period in which the $540,000 must be repaid but does require that SRC carries this obligation as a liability on its balance sheet until repaid.

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

On June 28, 2012, SRI and Little Gem Life Sciences Capital Management LLC, a Delaware limited liability company (“Little Gem”), entered into a definitive Agreement (the Agreement”) for the transfer of all rights, title and interests existing under the Purchase Agreement entered into between Billali Mine LLC as seller and Steele Resources Inc. as purchaser. Under the terms of the Agreement, Little Gem assumed all obligations of SRI under the Purchase Agreement including agreeing to pay to Billali Gold Mine LLC, the seller under the Purchase Agreement, the second installment of $500,000 on or before July 3, 2012; and, Little Gem agreed to provide additional capital, in such amounts and upon such terms as Little Gem may in its sole discretion determine, for the development of the Billali Gold and Silver Mine. SRC will retain a twenty percent (20%) economic interest in the Billali Gold and Silver Mine. The aforementioned 20% economic interest in the Billali Gold and Silver Mine will vest in SRC as a joint venture “qualified carried interest” in the net operating profits, if any, of Little Gem’s ownership and development of the Billali Gold and Silver Mine with distributions to occur over time in a manner, and with such reserves, as Little Gem in its sole discretion may determine suitable, appropriate and fair according to circumstances then prevailing. SRC’s economic interest will be “burdened” whereby SRC will be assessed it’s pro rata share of mining development costs and expenses over time.

Tabular Disclosure of Contractual Obligations as of June 30, 2012:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,551,912	$1,551,912	-0-	-0-	-0-

Mineral Lease Obligations	400,000	100,000	200,000	100,000	-0-

Operating Lease Obligations	109,752	16,437	93,315	-0-	-0-

Total	$2,061,664	$1,668,349	$293,315	$100,000	-0-

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

Through a private placement of its common stock, the Company issued 70,000 shares of common stock to one individual for $7,000 in April, 2012.

In April, 2012, the Company issued 2,000,000 shares to the Billali Gold Mine, LLC which was a deposit requirement on the April 20, 2012 Purchase Agreement for the acquisition of the Billali Mine.

As of August 17, 2012, 4,066,668 shares of common stock have not been issued under the terms of the private placement entered into with one individual in May, 2012. The individual investor has instructed the Company to not issue the shares pending the conclusion of additional contemplated investments or conversion of existing convertible notes held by the individual. The liability for the funds accepted is recorded as Advances under the Company's current liabilities.

During SRC’s most recent fiscal year ending December 31, 2011, the following common stock was issued pursuant to an exemption from registration pursuant to Rule 144 under the Securities Act. Each of the transactions listed below involved conversions of outstanding Security Purchase Agreements between the Company and the respective note holders.

In April, 2012, the Company issued 4,922,553 shares of common stock to one individual following the conversion of $61,532 of principal and interest of a convertible note issued in October, 2011.

In May, 2012, the Company issued 2,395,304 shares of common stock to one individual following the conversion of $83,836 of principal and interest of a convertible note issued in October, 2011.

In June, 2012, the Company issued 2,404,697 shares of common stock to one individual following the conversion of $84,165 of principal and interest of a convertible note issued in October, 2011.

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

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the three months ended June 30, 2012, are as follows:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,066,669	$0.1204	1,033,334	$0.4839
Granted	0	0	0	0.2000
Canceled	0	0	0	0
Expired	0	0	0	0
Exercised	0	0	0	0
Outstanding at June 30, 2012	2,066,669	$0.1204	1,033,334	$0.4839

Exercisable at June 30, 2012	1,122,221	$0.1233

Stock Options as of June 30, 2012:

Exercise Price	Shares Outstanding	Weighted Contractual Life Remaining (in Years)	Shares Exercisable	Weighted Contractual Life Remaining (in Years)

$0.1100	1,400,000	8.98	600,000	8.98
$0.1210	250,000	8.98	250,000	8.98
$0.1500	250,002	8.62	166,668	8.62
$0.1620	166,667	8.78	105,553	8.78
	2,066,669	8.88	1,122,221	8.90

Stock Warrants as June 30, 2012:

Exercise Price Range	Warrants Outstanding	Warrants Convertible	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price

$0.4500	1,000,000	1,000,000	3.34	$0.4500
$1.5000	33,334	33,334	1.26	$1.5000
	1,033,334	1,033,334	2.30	$0.4839

The fair value of the options granted during the ended December 31, 2011 is estimated at $234,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Term	10 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

The total fair value of non-vested stock options as of June 30, 2012 was $110,401 and is amortizable over a weighted average period of 1.97 years. The weighted-average remaining contractual life of options outstanding issued under the Plan was 8.88 years at June 30, 2012.

The Company effected a 1-for-3 reverse stock split on May 2, 2011. The accompanying financial statements reflect the retroactive effect of this reverse stock split.

NOTE 9 - SUBSEQUENT EVENTS

In October, 2010, the Company entered into a lease for new office space located in Cameron Park, California, for a period of five years. On July 23, 2012 the Company notified the landlord for the lease for office space that it is abandoning the lease. The landlord notified the Company that they will take action to obtain a judgment to collect the lease payments for the remainder of the lease period.

On July 24, 2012, the Company notified the Lessors of the Mineral Lease with Option to Purchase Agreement executed by both parties on February 22, 2011, that pursuant to Section 7B of the agreement, SRI terminated the Agreement. Under the terms of the Agreement, the Lessee shall have the right to terminate the Agreement at any time with respect to all or any part of the Premises by giving Lessors written notice of such termination. With the termination, all right, title and interest of the Lessee under the Agreement is terminated and Lessee is removed from all further obligations set forth in the Agreement.

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

The Company has incurred a net loss of $679,429 for the three months ended June 30, 2012, a net loss of $1,542,390 for the six months ended June 30, 2012, and a total accumulated deficit of $4,936,577.

During the quarter ended June 30, 2012 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until production at its properties ramp up to sustainable production and revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Results of Operation

Our current financial reporting commences as of May 27, 2010, which is the inception date of SRC’s wholly-owned subsidiary, SRI which initiated SRC's current mineral exploration business as a result of the Reorganization. SRC has been in existence for a relatively short period of time and has conducted only limited operations to date.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2012 as compared to the three month period ended June 30, 2011.

Results of Operations for the six months ending June 30, 2012 compared to the six months ending June 30, 2011

Revenue

During the six months ended June 30, 2012 and 2011, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Expenses

Total Operating expenses for the six months ended June 30, 2012 and 2011 were $1,257,701 and $1,095,418, respectively, an increase of $162,283 or 15%. The increase in operating expenses is attributed primarily to the initial payments made under the Billali Gold Mine purchase agreement and a 62% increase in general and administrative costs.

Exploration and Mine Startup costs for the six months ended June 30, 2012 and 2011 were $415,270 and $516,725, respectively, a decrease of $101,455 or 20%. The only costs related to exploration and mine startup costs were the mineral lease expenses for the A&P Mine and the initial payments for the Billali Mine. SRC is classified as an Exploration Stage Company and all costs associated with mine operations and costs are expensed as incurred. General and Administrative costs for the six months ended June 30, 2012 and 2011 were $691,158 and $426,812, respectively, an increase of $264,346 or 62%. The increase in General and Administrative costs relate to the cost of restricted shares issued to Directors in February, 2012; increased travel and consulting expenses associated with several financing transactions; and the increase in rent expense relating to the write-off of prepaid rent and tenant improvements resulting from the termination of the lease for the Company's planned new offices. Professional Fees for the six months ended June 30, 2012 and 2011 were $151,273 and $151,881, respectively, which consist primarily of ongoing legal and accounting expenses relating to SEC filings by SRC and preparation of reports filed with the SEC.

Net Loss

We incurred a net loss $1,542,390 for the six months ended June 30, 2012 compared to a net loss of $1,278,453 for the six months ending June 30, 2011, an increase of $263,937 or 21%. The increase in net loss is the result of the expense recognition of the initial payments made under the Billali Gold Mine purchase agreement; expenses associated with the issuance of stock to Directors in the first quarter of 2012; an increase in interest expenses primarily due to the Company securing higher interest rate financing; and a $72,286 increase cost due to the change in value of derivatives upon repayment of convertible notes prior to conversion; coupled with a lack of revenues to offset these expenses.

Results of Operations for the three months ending June 30, 2012 compared to the three months ending June 30, 2011

Revenue

During the three months ended June 30, 2012 and 2011, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Expenses

Total Operating expenses for the three months ended June 30, 2012 and 2011 were $541,885 and $480,478, respectively, an increase of $61,407 or 13%. The increase in operating expenses is attributed primarily to the initial payments made under the Billali Gold Mine purchase agreement; which increase was partially offset by reduced administrative costs related to personnel reductions; and lower professional fees.

Exploration and Mine Startup costs for the three months ended June 30, 2012 and 2011 were $310,000 and $154,438, respectively, an increase of $155,562 or 101%. The increased costs realized in the three months ended June 30, 2012 are related to the $310,000 of initial payments made under the Billali Gold Mine purchase agreement; and offset somewhat by no additional exploration costs incurred at the A&P Mine. General and Administrative costs for the three months ended June 30, 2012 and 2011 were $218,851 and $232,444, respectively, an increase of $13,593 or 6%. During the three months ended June 30, 2012, two employees and one Vice President were laid off; and the Chief Executive Officer resigned. Professional fees during the three months ending June 30, 2012 and 2011 were $13,035 and $93,596, respectively, a decrease of $80,561 or 86%. The reduction is a result of lower legal fees and professional fees related to financing transactions and reduced SEC reporting costs in the second quarter.

Net Loss

We incurred a net operating loss $679,429 for the three months ended June 30, 2012 compared to an operating loss of $562,354 for the three months ending June 30, 2011, a change of $117,075 or 21%. The increase in operating loss is the result of costs realized in the three months ended June 30, 2012 are related to the initial payments made under the Billali Gold Mine purchase agreement; and a $53,000 cost due to the change in derivative value of convertible notes payable related to the repayment of the notes prior to conversion; and slightly higher interest costs related to several financing transaction; coupled with a lack of revenues to offset these expenses.

Plan of Operation

SRC is an exploration and mining company which focuses on identifying and developing advanced stage precious metal exploration projects which show potential to achieve full production. The overall business strategy is to identify, develop and operate mineral exploration properties and to provide mine development and operations services to mining properties located initially in the Western United States. The initial business strategy is to service the niche market between speculative exploration and large scale production. This niche market lays between, at one end, relatively small companies which have conducted preliminary mineral exploration on their properties and, at the other end, companies which conduct major mining operations which could generally be defined as properties having multimillion ounce gold mineral reserves. Within this niche market, SRC believes there are a large number of projects in the United States that have excellent potential but do not meet the size requirements for development by the major operators in the mining industry.

SRC’s business plan is to evaluate properties which have considerable amounts of exploration already completed and potential resources identified yet are not of sufficient size and scope for development by the major mining companies. Based on management’s extensive experience in evaluating geological exploration data and development feasibility, SRC will seek to identify those exploration properties which offer the best potential for producing significant gold and silver reserves and offers favorable conditions for the efficient development of the property to reach a production stage.

Once suitable projects are identified, SRC will conduct exploration drilling, prepare feasibility studies, create mine modeling, and perform on-site construction and advance stage project engineering with the goal of establishing, if warranted, a producing mine project. Exploration services would also include securing necessary permits, environmental compliance and remediation plans.

SRC will provide its mine development services in one of two ways. The first way is for SRC to acquire part or all of the mineral rights to a designated property and perform the services listed above. SRC would fund the property development itself and would own all or a substantial portion of the gold production, if any, which might be realized from that particular property, with a royalty paid to the property owner or the mineral rights assignor. This approach would typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

The second approach will be to contract with the property owner or mineral rights holder to provide the services listed above on a contract fee basis which would include a percentage royalty paid to SRC on any gold production which is actually achieved. This approach would have SRC acting in the nature of a general contractor.  SRC would prepare the same type of comprehensive mining development plan as described above and assemble the necessary service providers to carry out the plan. To date, SRC has not contracted to provide services to other mineral rights holders choosing instead to develop its own currently leased properties.

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

Pony Project: On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease")with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project is located in the Pony Mining District near Pony, Montana. On May 17, 2012, the Company received a written notice of default on the Pony Lease and Lease Payment Extension for the Pony Lease. With this notice, SRI notified the land owners that SRI would no longer seek to acquire the rights to the Pony Project. The Company has a $50,000 note payable with the Lessors, issued in April, 2011 with an interest rate of 12%. The note was due in December, 2011.

A&P Project: In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provided for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors would also have a 2% NSR on the property during the lease term. After the lease period expires and all lease payments have been paid, full right and title of ownership of the A&P property would be transferred to SRI. To retain mineral rights to the property, the yearly maintenance fees must be paid as well as the appropriate lease payments to the owners of the claims as outlined in the definitive agreement.

SRI completed the reclamation phase of approximately 6,000 tons of stockpiled material at the A&P site that had previously been identified as a hazardous mining waste site. SRI removed the stockpiled materials and sold the mineral ore grade to a third party processing facility for gross revenues of roughly $531,000 in the fourth quarter of 2011.

Subsequent to the end of the second quarter, on July 24, 2012, the Company notified the Lessors that SRI was terminating its agreement for the Mineral Lease with Option to Purchase Agreement executed on February 22, 2011. SRI exercised its rights under the terms of the A&P Lease to terminate the agreement at any time. With the termination, all right, title and interest of SRI in the A&P Project was terminated and SRI was removed from all future obligations set forth in the A&P Lease. The Company has a $50,000 note payable with the Lessors, issued in March, 2012 with an interest rate of 12%. The note was due in April, 2012.

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho. In June, 2012, SRI and the Salmon Canyon Copper Company mutually agreed to rescind the Copper Lease Agreement and Option to Purchase the Copper Canyon Project. With the termination, all right, title and interest of SRI in the Copper Canyon Project was terminated and SRI was removed from all further obligations as set forth in the Copper Lease Agreement.

Billali Gold Mine

On April 20, 2012, Steele Resources, Inc. ("SRI"), a wholly-owned subsidiary of SRC, and the Billali Gold Mine, LLC ("Seller") entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Mine and Silver Mine (the "Billali Mine"), an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of approximately 11.6 acres including one patented claim which the Company believes has potential for near term production of silver and gold ore. The Purchase Agreement provides for payments to be made over a period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement. The purchase price for the Billali consists of the issuance of two million shares (2,000,000) of common stock of SRC; an initial payment of $100,000 upon signing and, an additional payment of $500,000 within 45 days of the Purchase Agreement being signed; and SRI will deliver a total of 1,800 American Eagle One Ounce Gold Coins in three tranches of 600 coins each on the twelfth, eighteenth and twenty-fourth month anniversary of the Purchase Agreement signing. Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI. In addition, Seller will be entitled to receive a five percent (5%) Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI. During the two year payment period, SRI will have full rights to develop and manage the property. The Company paid the initial payment of $100,000 and issued the 2,000,000 shares of common stock to the Seller in April, 2012.

The Billali Mine is physically adjacent to the Summit Mine, owned and operated by the Santa Fe Gold Corporation. The Billali Mine is along strike and adjacent to this producing operation.  It was once a part of the original Summit Mine land package evaluated by Biron Bay Resources and the drilling and geology used for the current reserve and resource studies is from the same drill program. The Summit Mine has proved the favorable findings of the original drill program and demonstrated that a viable ore body exists.

According to the December, 2011, 43-101 report for the property, exploration drilling was conducted on the Billali claim and adjacent Summit Mine property by Nova Gold and Biron Bay Resources from 1990 to 1991.  Over 200 diamond core holes were drilled with at least 28 holes on the Billali claim.  Nine holes intersected high grade with six intersecting 3 to 15 foot intervals of gold and silver grading between 1.17 and 23.86 opt Ag and from .10 to .52 opt Au. MPH Consulting, a mining consulting Canadian firm, estimated a historical resource of at least 219,000 tons at 12.8 opt silver and .244 opt gold. This calculation included intercepts from the Norman King structure, however does not include high grade intercepts from the “New Zone” that holes B-91-15 and 16 intersected.

On June 28, 2012, SRI and Little Gem Life Sciences Capital Management LLC, a Delaware limited liability company (“Little Gem”) of which Jeffrey Benison (an affiliate of SRC) is the Managing Member, entered into a definitive Agreement (the “Little Gem Agreement”) for the transfer of all rights, title and interests existing under the Purchase Agreement entered into between Billali Mine LLC as seller and Steele Resources Inc. as purchaser. Under the terms of the Little Gem Agreement, Little Gem assumed all obligations of SRI under the Purchase Agreement including agreeing to pay to Billali Gold Mine LLC, the seller under the Purchase Agreement, the second installment of $500,000 (which Little Gem paid on July 3, 2012); and, Little Gem agreed to provide additional capital, in such amounts and upon such terms as Little Gem may in its sole discretion determine, for the development of the Billali Mine. SRC will retain a twenty percent (20%) economic interest in the Billali Mine. The aforementioned 20% economic interest in the Billali Mine will vest in SRC as a joint venture “qualified carried interest” in the net operating profits, if any, of Little Gem’s ownership and development of the Billali Mine with distributions to occur over time in a manner, and with such reserves, as Little Gem in its sole discretion may determine suitable, appropriate and fair according to circumstances then prevailing. SRC’s economic interest will be “burdened” whereby SRC will be assessed it’s pro rata share of mining development costs and expenses over time as well as its share of the Gold Coins due Billali Mine, LLC pursuant to the Purchase Agreement. SRC will not be charged for administrative expenses of Little Gem incurred in connection with its non-mining operations.

Pursuant to the Little Gem Agreement, in July, 2012 Little Gem entered into a mine development agreement with White Pine Mining LLC to act as the mining contractor to develop the Billali Mine.

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At June 30, 2012, our cash balance was zero.  During the second quarter of 2012 we raised investment capital of $7,000 through the sale of common stock; and through the issuance of common stock, the Company paid $210,000 as a deposit on the purchase of the Billali Mine. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans or additional investments by existing stockholders and management or outside third parties. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate revenues.  We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

While we expect exploration and development of our property to commence during the next twelve months we do not expect revenues from this work to cover our operations. Consequently, we are dependent on the proceeds from other outside sources of capital to sustain our operations and implement our business plan until operating income is sufficient to cover our operating expenses. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. We may find it necessary to raise additional outside financing which may not be available. Even if we are able to secure outside financing, it may be available only in limited amounts and on less favorable terms. Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or debt by SRC would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the capital raisings already achieved and the securities placements in 2012, an important element of the plan includes continuing to raise funding as may be required to provide for general business operations. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan going forward.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

SRC laid off its two employees during the second Quarter of 2012, and its Vice President, and its Chief Executive Officer resigned. The Board of Directors has assumed the role of operating the Company until a suitable replacement can be found.

Due a lack of operating funds, SRC was forced to lay off its two employees and it's Vice President on June 7, 2012 and its CEO resigned on June 9, 2012. In addition SRC’s CFO has been reduced to a part-time basis. Consequently there are no remaining operational officers or employees to run SRC resulting in the Board of Directors assuming the role of operating SRC. The lack of a management team could result in the Company failing to make timely decisions and adversely affect the efficient day-to-day operations of SRC. While David Bridgeford, the current CFO, was appointed Interim CEO on August 16, 2012, this is deemed to be a temporary solution until suitable operational personnel can be identified and hired.

SRC is a relatively new company with a limited operating history which makes the evaluation of its future business prospects difficult.

Prior to June 17, 2010 SRC was a shell company with no designated business or operations. As a result of the Reorganization SRC has only recently changed its business to focus on the natural resource sector. The Company has been an exploration stage company for only two years. Consequently, it has limited operating history and an unproven business strategy. Our primary activities to date have been the design of our business plan and identifying and acquiring potential advanced stage gold exploration projects which fit the Company's project profile. As such we have not been able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. The Company has not generated any revenues from mining operations to date. The Company’s success is dependent upon the successful identification and future development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; unfavorable weather conditions; the availability of materials and equipment; the cost and time of bringing exploration stage projects into production; the amount and accuracy of gold reserves identified; and the market price of gold and other metals. These conditions may have a material adverse effect upon the Company’s business operating results and financial condition.

SRC expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent SRC from achieving profitability.

If SRC’s business grows and expands, it will spend substantial capital and other resources on exploring and potentially developing its exploration projects, establishing strategic relationships and operating infrastructure. SRC expects its cost of revenues, property exploration, general and administrative expenses, to continue to increase.  However, revenues are not expected in the near future to offset these expenses. Consequently if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

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

If SRC fails to raise additional capital to fund its business growth and project exploration, its new business could be adversely affected or fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to acquire and explore mining properties. The Company will attempt to raise such capital through the sale of common stock or debt instruments or securing commercial lines of credit. However, the Company has not been successful in raising or borrowing sufficient additional capital and it has no arrangements for future financing and there can be no assurance that additional financing will be available to it. If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

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

The Company currently has a 20% interest in one property, located New Mexico that is covered under a joint venture operating agreement. Exploration and development has only just commenced on the property, therefore we are unable to determine the quantity of gold, if any, that may be recoverable. We will continue to seek and identify additional suitable potential mineral resources, which is a subjective process depending in part on the quality of available data and the assumptions used and judgments made in interpreting such data. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

We may lose the mineral rights to properties if we fail to meet payment requirements or development or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase option agreements that may require the payment of option payments, rent, minimum exploration expenditures or other installment fees or specified expenditures. If we fail to make these payments when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights. During the second quarter of 2012, SRC was forced to relinquish its leasehold interests and mineral rights in three properties and reduce its interest in a fourth mining property due to its inability to meet required lease payments.

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

Gold mining has a number of risks.

The business of gold and silver mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. While we will attempt to secure insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We may not obtain certain types of liability insurance on our projects because such coverage is not considered by management to be cost effective. If any project lacks insurance coverage, any losses would have to be absorbed by the Company or other participants who could have a significant adverse impact on the Company’s operations and revenues.

Our business does not currently have a Chief Executive Officer nor certain key Company personnel, the lack of these personnel could adversely affect our chances of success.

The Company’s success depends to a significant extent upon the continued service of its senior management and key executives. The loss of the services of any of the key members of senior management, other key personnel or consultants, or our inability to retain high quality subcontractor and mining personnel may have a material adverse effect on our business and operating results. At the present time, the Company lacks an executive officer team and is being operated by its Board of Directors. The Company may not be able to move forward on its business and acquisition plans unless and until a senior management team is put into place.

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

Our directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

Two of the directors of the Company together hold approximately 22% of the outstanding common stock of the Company as of August 10, 2012. Accordingly, our directors, whether acting alone or together, will have influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, which could have a material effect on the approval or disapproval of mergers, acquisitions, consolidations or the sale of all or substantially all of our assets. As significant stockholders of the Company, these individuals will have influence in the election of directors as well as any future change of control. The interests of these directors may differ from the interests of the other stockholders.

A decline in the price of gold and other resources will adversely affect our chances of success.

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices closed at $1,583 per ounce on June 10, 2012 as reported on the London Gold Market Fixings. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources could make some exploration projects no longer viable and will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

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

Through a private placement of its common stock, the Company issued 70,000 shares of common stock to one individual for $7,000 in April, 2012.

In April, 2012, the holder of a convertible note payable, converted the note plus accrued interest with a total value of $61,532 into 4,922,553 shares of common stock of the Company.

In April, 2012, the Company issued 2,000,000 shares as consideration of the deposit on the acquisition of the Billali Gold Mine. The value of the shares issued was $210,000

In May, 2012, the holder of a convertible note payable, converted the note plus accrued interest with a total value of $83,836 into 2,395,304 shares of common stock of the Company.

In June, 2012, the holder of a convertible note payable, converted the note plus accrued interest with a total value of $84,165 into 2,404,697 shares of common stock of the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease")with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project is located in the Pony Mining District near Pony, Montana. On May 17, 2012, the Company received a written notice of default on the Pony Lease and Lease Payment Extension for the Pony Lease. With this notice, SRI notified the land owners that SRI would no longer seek to acquire the rights to the Pony Project.

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

ITEM 5. - OTHER INFORMATION

On April 25, 2012, the SRC Board approved expanding the number of Directors from 4 to 5 and appointed Mark Livingston to fill the newly created Board seat. Mr. Livingston is a senior executive with over 25 years of experience in management, corporate legal, public and private capital raises, acquisition analysis and corporate planning and administration. He has experience with start-up ventures as well as large commercial and consumer finance companies.

On June 14, 2012, Pauline Schneider, a Director of SRC, passed away.

On June 24, 2012, the Company notified the Lessors that SRI was terminating its agreement for the Mineral Lease with Option to Purchase Agreement executed on February 22, 2011 with a group of individual land owners in the state of Montana to acquire two patented mining claims. SRI exercised its rights under the terms of the A&P Lease to terminate the agreement at any time. With the termination, all right, title and Interest of SRI was terminated and SRI was removed from all future obligations set forth in the Agreement.

On June 28, 2012 A. Scott Dockter resigned his position as a Director of SRC.

On June 18, 2012 David Bridgeford was appointed to the SRC Board as a Director to fill Ms. Schneider’s vacancy and on August 16, 2012, Mr. Bridgeford was appointed interim Chief Executive Officer of SRC.

Subsequent to the second quarter of 2012, in July, 2012, the Company closed its offices located at 3081 Alhambra Dr., Suite 208, Cameron Park, CA. 95682 and established a new mailing address of 8789 Auburn Folsom Rd, Suite C-504, Granite Bay, CA 95746.

In October, 2010, the Company entered into a lease for new office space located in Cameron Park, California, for a period of five years. On July 23, 2012 the Company notified the landlord for the lease for office space that it is abandoning the lease. The landlord notified the Company that they intend to take action to obtain a judgment to collect the lease payments for the remainder of the lease period.

ITEM 6. - EXHIBITS

The following documents are filed as exhibits to this report:

10.12	Joint Venture Agreement between Steele Resources Corporation and Little Gem Life Sciences Capital Management of the Billali Gold Mine, dated April 20, 2012

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: August 20, 2012	/s/ David Bridgeford
David Bridgeford
Interim Chief Executive Officer

Dated: August 20, 2012	/s/ David Bridgeford
David Bridgeford
Chief Financial Officer