Form 10-Q
period 2012-09-30
STEELE RESOURCES CORP
filed 2012-11-21
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number  000-53474

STEELE RESOURCES CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8789 Auburn Folsom Rd Suite C #504 Granite Bay, CA	95746
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(225) 246-2181

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

The number of shares of the issuer’s common stock outstanding as of September 30, 2012 was 69,249,355.

The Registrant is filing this Form 10-Q pursuant to the US Securities and Exchange Commission’s ORDER UNDER SECTION 17A AND SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 GRANTING EXEMPTIONS FROM SPECIFIED PROVISIONS OF THE EXCHANGE ACT AND CERTAIN RULES THEREUNDER (Release No. 68224/November 14, 2012). The Registrant is relying on this ORDER based upon its good faith belief that due to the incapacitation of the Registrant’s major shareholder (who resides in New York) due to the effects of Hurricane Sandy, he was unable to provide necessary direction and transactional information to the Registrant’s Board of Directors in a timely manner necessary for the preparation of this Form 10-Q. This delay resulted in the Registrant’s inability to prepare and file this Form 10-Q on or before November 19, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited), and May 27, 2010 (Inception) Through September 30, 2012 (Unaudited)	6

Statement of Stockholders' Deficit for the Period From May 27, 2010 (Inception) Through September 30, 2012 (Unaudited)	7

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011(Unaudited), and May 27, 2010 (Inception) Through September 30, 2012 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

STEELE RESOURCES CORPORATION

(EXPLORATION STAGE COMANY)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$14	$23,107
Prepaid expenses	-	1,618
Total Current Assets	14	24,725

Fixed assets (Note 3)	-	68,150
Accumulated depreciation	-	(13,146)
Total Fixed Assets	-	55,004

Other long-term assets	-	2,712

Total Assets	$14	$82,441

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	238,205	282,607
JV agreement refund payable	540,000	540,000
Advances from investors	103,649	-
Accrued expenses	468,225	239,291
Derivative Liability (Note 4)	90,500	128,000
Notes payable (Notes 4 and 5)	848,356	714,998
Notes payable - related parties (Note 5)	160,300	95,000
Total Current Liabilities	2,449,235	1,999,896

COMMITMENTS AND CONTINGENCIES (Note 6)
Stockholders' Deficit (Note 7):
Preferred stock, par value $0.001,
5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 69,249,355 and 45,057,075 shares
issued and outstanding, respectively	51,055	26,863
Additional paid-in-capital	2,569,152	1,449,869
Accumulated deficit during exploration stage	(5,069,428)	(3,394,187)
Total Stockholders' Deficit	(2,449,221)	(1,917,455)
Total Liabilities and Stockholders' Deficit	$14	$82,441

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FROM MAY 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From May 27, 2010 (Inception) Through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$(531,126)

Operating Costs and Expenses:

Costs applicable to revenues	-	-	-	-	342,025
Exploration and mine startup costs	1,822	149,518	417,092	666,445	1,527,840
General and administrative	20,228	315,149	711,386	741,759	2,195,038
Professional fees	7,865	47,535	159,138	199,416	595,327
Total operating expense	29,915	512,202	1,287,616	1,607,620	4,660,230

Loss from operations	(29,915)	(512,202)	(1,287,616)	(1,607,620)	4,129,104

Interest expense	(102,936)	(95,354)	(387,625)	(222,675)	(940,324)
Change in value of derivative	-	-	-	(55,714)	-

Net loss	$(132,851)	$(607,556)	$(1,675,241)	$(1,886,009)	$(5,069,428)

Net loss per share, basic and diluted*	($0.002)	($0.02)	($0.03)	($0.05)

Weighted average common shares outstanding*	64,797,101	38,446,756	56,854,194	35,382,638

* The weighted average common shares outstanding above considers the retroactive effect of the 1-for-3 stock split that was effective on May 2, 2011.

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM MAY 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

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

Continued on next page

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM MAY 27, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	$
Balance December 31, 2011	45,057,705	$26,863	$1,449,869	$(3,394,187)	$(1,917,455)
Issuance of shares:
With notes payable	50,000	50	5,450	-	5,500
For consulting & professional fees	3,000,000	3,000	337,000	-	340,000

Creation of note discounts	-	-	6,300	-	6,300
For cash (at $0.10)	3,185,000	3,185	285,315	-	288,500
Share-based compensation	-	-	11,821	-	11,821
Net loss	-	-	-	(862,961)	(862,961)
Balance at March 31, 2012	51,292,705	$33,098	$2,095,755	$(4,257,148)	$(2,128,295)

Issuance of shares:
For conversion of notes payable	9,722,554	9,723	219,810		229,533
For deposit on property acquisition	2,000,000	2,000	208,000		210,000

For cash (at $0.10)	70,000	70	6,930		7,000

Share-based compensation	-	-	11,821		11,821

Net loss	-	-	-	(679,429)	(679,429)
Balance June 30, 2012	63,085,259	$44,891	$2,542,316	$(4,936,577)	$(2,349,370)
Issuance of shares:
For conversion of notes payable	6,164,096	6,164	10,336	-	16,500

Reclassification of derivative liabilities	-	-	16,500	-	16,500
Net loss	-	-	-	(132,851)	(132,851)
Balance September 30, 2012	69,249,355	$51,055	$2,569,152	$(5,069,428)	$(2,449,221)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(EXPLORATION STAGE COMANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MAY 27 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

	Nine Months Ending September 30, 2012	Nine Months Ending September 30, 2011	From May 27, 2010 (Inception) Through September 30, 2012
CASH FROM OPERATING ACTIVITIES:
Net loss	$(1,675,241)	$(1,886,009)	$(5,069,428)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation	38,172	7,545	51,318
Amortization of note discount	294,596	196,280	673,698
Change in value of derivatives	-	55,714	-
Fixed assets issued for services	7,132	-	7,132
Shares issued for exploration costs	210,000	-	315,000
Shares issued for services	340,000	94,888	569,888
Stock-based compensation	23,642	59,908	145,659
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	1,618	(3,920)	-
Increase (decrease) in accounts payable	(44,402)	106,585	239,025
Increase in accrued expenses	250,767	204,794	497,561
Decrease in other assets	2,712	-	-
NET CASH USED IN OPERATING ACTIVITIES	(551,004)	(1,164,215)	(2,570,147)

Investing Activities
Purchases of fixed assets	-	(32,673)	(37,965)
Proceeds from disposal of assets	9,700	-	9,700
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	9,700	(32,673)	(28,265)

Financing Activities
Proceeds from issuance of common stock	295,500	6,000	633,500
Proceeds from investor advances	103,649	-	103,649
Cash acquired in reverse merger	-	-	19,200
Cash from joint venture funding	-	540,000	540,000
Cash from project funding partners	-	175,000	195,000
Payments to project funding partners	-	-	(25,000)
Cash from project funding partners - related party	-	50,000	50,000
Proceeds from issuance of notes payable	359,762	437,500	1,632,962
Payments on convertible notes payable	(306,000)	(15,000)	(631,000)
Proceeds from issuance of notes payable - related party	65,800	46,500	139,948
Payments on notes payable - related party	(500)	(8,300)	(59,833)
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,211	1,231,700	2,598,426

NET INCREASE (DECREASE) IN CASH	(23,093)	34,812	14
CASH, BEGINNING	23,107	623	-
CASH ENDING	$14	$35,435	$14

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,532	$705	$51,929
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$246,033	$197,750	$472,286
Transfer of P.P.&E. for services	$7,132	-	-

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred a net operating loss of $4,660,230 from May 27, 2010 (inception) through September 30, 2012 and had a working capital deficiency of $2,449,222 as of September 30, 2012. The Company does not have sufficient cash at September 30, 2012 to fund normal operations for the next 12 months. The Company has no recurring source of revenue and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future exploration and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, sales of gold produced in mining activities and the eventual profitable exploitation of its mining properties. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lessees and joint venture partners. Should management fail to obtain financing, the Company may curtail its operations.

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

The following table summarizes fair value measurements by level at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

at September 30, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	$-	$-	$90,500	$90,500

at December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features	$-	$-	$128,000	$128,000

Derivative liability for conversion features for the year ended September 30, 2012 and December 31, 2011 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

Value at December 31, 2011	$ 128,000
Issuance of instruments	107,000
Relief of liability	(16,500)
Payments	(128,000)
Value at September 30, 2012	$ 90,500

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

A&P Project: In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. On July 24, 2012, the Company notified the Lessors that SRI was terminating the A&P Lease executed on February 22, 2011. SRI exercised its rights under the terms of the A&P Lease to terminate the agreement at any time. With the termination, all right, title and interest of SRI was terminated and SRI was removed from all obligations set forth in the Agreement.

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

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine located in the Mineral Hill Mining District near Salmon, Idaho. On June 6, 2012, SRI and the Salmon Canyon Copper Company mutually agreed to terminate the Mineral Lease Agreement with Option to Purchase the Copper Canyon Project. With the termination, all right, title and interest of SRI was terminated and SRI was removed from all obligations set forth in the Agreement.

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

In January 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.

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

As of September 30, 2012, interest payable on these notes totaled $33,727.

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

In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. The note bears interest at 12%. The first draw was recorded on September 30, 2012 for $37,500.

During the quarterly period ended September 30, 2012, the Company borrowed $1,300 and $1,500 from two individuals.

As of September 30, 2012, interest payable on these notes totaled $25,561.

The components of notes payable are as follows:

As of September 30, 2012

	Principal Amount	Unamortized Discount	Net
Contractual liabilities	$ 200,000	$ -	$ 200,000
Notes payable	463,062	-	463,062
Convertible notes payable	355,500	(9,906)	345,594
Total notes payable	$ 1,018,562	$ (9,906)	$ 1,008,656

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a lease for office space located in Cameron Park, California, for a period of five years. Future minimum lease payments under operating leases are $16,437, $33,369, $34,035 and $25,911 for the years ended December 31, 2012, 2013, 2014, and 2015 respectively. Total rental expense was $46,756 for the six months ended June 30, 2012, $22,022 for the six months ended June 30, 2011, and $110,886 for the period from May 27, 2010 (Inception) through June 30, 2012. On July 23, 2012 the Company notified the landlord for the lease for office space that it is abandoning the lease effective immediately. The range of potential liability is $0 to $109,752.

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

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. On June 6, 2012, SRI and the Salmon Canyon Copper Company mutually agreed to terminate the Mineral Lease Agreement with Option to Purchase the Copper Canyon Project. With the termination, all right, title and interest of SRI was terminated and SRI was removed from all obligations set forth in the Agreement.

On August 31, 2011, SRC and Innocent, Inc. negotiated a formal Termination of the Joint Venture Agreement (the “Termination Agreement”) of the Joint Venture Agreement established to fund the development of the Mineral Hill Project. Pursuant to the Termination Agreement SRC acknowledges its obligation to repay $540,000 paid to date by INCT to SRC under the terms of the JV Agreement. The Termination Agreement also allows SRC the option to assume the $540,000 owed to INCT note holders on terms negotiated between SRC and the note holders. The Termination Agreement does not specify a time period in which the $540,000 must be repaid but does require that SRC caries this obligation as a liability on its balance sheet until repaid.

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

Tabular Disclosure of Contractual Obligations as of September 30, 2012:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,558,562	$1,558,562	-0-	-0-	-0-

Mineral Lease Obligations	-0-	-0-	-0-	-0-	-0-

Operating Lease Obligations	109,752	16,437	93,315	-0-	-0-

Total	$1,668,314	$1,574,999	$93,315	$-0-	-0-

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

In August, 2012, the Company issued 2,903,226 shares of common stock to one individual following the conversion of $9,000 of principal of a convertible note issued in January, 2011.

In September, 2012, the Company issued 3,260,870 shares of common stock to one individual following the conversion of $7,500 of principal of a convertible note issued in January, 2011.

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

Stock option and warrant activity, within the 2011 Equity Compensation Plan and outside of the plan, for the nine months ended September 30, 2012, are as follows:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,066,669	$0.1204	1,033,334	$0.4839
Granted	0	0	0	0.2000
Canceled	816,668	0.1180	0	0
Expired	0	0	0	0
Exercised	0	0	0	0
Outstanding at September 30, 2012	1,250,001	$0.1200	1,033,334	$0.4839

Exercisable at September 30, 2012	688,887	$0.1268

Stock Options as of September 30, 2012:

Exercise Price	Shares Outstanding	Weighted Contractual Life Remaining (in Years)	Shares Exercisable	Weighted Contractual Life Remaining (in Years)
$0.1100	750,000	8.73	250,000	8.73
$0.1210	250,000	8.73	250,000	8.73
$0.1500	83,334	8.36	83,334	8.36
$0.1620	166,667	8.53	105,553	8.53
	2,066,669	8.68	688,887	8.59

Stock Warrants as September 30, 2012:

Exercise Price Range	Warrants Outstanding	Warrants Convertible	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price

$0.4500	1,000,000	1,000,000	3.09	$0.4500
$1.5000	33,334	33,334	1.01	$1.5000
	1,033,334	1,033,334	2.05	$0.4839

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

NOTE 9 - SUBSEQUENT EVENTS

On October 8, 2012 the Company and Jeffrey Benison and Little Gem Life Sciences Capital Management LLC (“Benison”) entered into a non-binding letter of intent with Coyote Moon Mining Company LLC (“Coyote Moon”) whereby Coyote Moon would expend up to $1,500,000 in the development of the Billali Mine and manage the Billal Mine development in exchange for Benison conveying a 30% ownership interest in the Billali Mine to Coyote Moon. Formal documents are being prepared and a closing on or about December 1, 2012 is anticipated.

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

The Company has incurred a net loss of $132,851 for the three months ended September 30, 2012, a net loss of $1,675,421 for the nine months ended September 30, 2012, and a total accumulated deficit of $5,069,428.

During the quarter ended September 30, 2012 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until production at its properties ramp up to sustainable production and revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine month periods ended September 30, 2012 as compared to the three and nine month periods ended September 30, 2011.

Results of Operations for the three months ending September 30, 2012 compared to the three months ending September 30, 2011

Revenue

During the three months ended September 30, 2012 and 2011, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Expenses

Total Operating expenses for the three months ended September 30, 2012 and 2011 were $29,915 and $512,202, respectively, a decrease of $482,287 or 94%. The decrease in operating expenses is attributed primarily to reduced administrative costs related to office closure, personnel reductions and lower professional fees paid during the quarter ended September 30, 2012 as compared to the same quarter in 2011.

Exploration and Mine Startup costs for the three months ended September 30, 2012 and 2011 were $1,822 and $149,518, respectively, a decrease of $147,696 or 99%. The decreased costs realized in the three months ended September 30, 2012 are related to the reduction in exploration activity and termination of maintenance payments on 5 of the Company’s exploration properties required under the respective purchase/lease agreements in effect in 2011 but later terminated during late 2011 and 2012. SRC is classified as an Exploration Stage Company and all costs associated with mine operations and costs are expensed as incurred. General and Administrative costs for the three months ended September 30, 2012 and 2011 were $20,228 and $315,149, respectively, a decrease of $294,921 or 94%. During the three months ended September 30, 2012, the corporate offices in Cameron Park were closed and two employees and one Vice President were laid off; and the Chief Executive Officer resigned. Professional fees during the three months ending September 30, 2012 and 2011 were $7,865 and $47,535 respectively, a decrease of $39,670 or 83%. The reduction is a result of lower legal fees and professional fees related to financing transactions and reduced SEC reporting costs in the third quarter of 2012.

Net Loss

We incurred a net operating loss $132,851 for the three months ended September 30, 2012 compared to an operating loss of $607,556 for the three months ending September 30, 2011, a decrease of $474,705 or 78%. The decrease in operating loss is the result of substantially lower operating and exploration costs realized in the three months ended September 30, 2012 as the Company sought to reduce its operating overhead, coupled with a lack of revenues to offset these expenses.

Results of Operations for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011

Revenue

During the nine months ended September 30, 2012 and 2011, neither SRC nor its subsidiary SRI had any revenue from operations.

Operating Expenses

Total Operating expenses for the nine months ended September 30, 2012 and 2011 were $1,287,616 and $1,607,620, respectively, a decrease of $320,004 or 20%. The decrease in operating expenses is attributed primarily to the initial payments made under the purchase/lease agreements relating to five exploration properties paid during 2011, which were terminated in late 2011 and 2012 and small decreases in general and administrative costs and professional fees during the first nine months of 2012.

Exploration and Mine Startup costs for the nine months ended September 30, 2012 and 2011 were $417,092 and $666,445, respectively, a decrease of $249,353 or 37%. The only costs related to exploration and mine startup costs during 2012 were the mineral lease expenses for the A&P Mine (which was terminated) and the initial purchase payments for the Billali Mine. SRC is classified as an Exploration Stage Company and all costs associated with mine operations and costs are expensed as incurred.

General and Administrative costs for the nine months ended September 30, 2012 and 2011 were $711,386 and $741,759, respectively, a decrease of $30,373 or 4%. The decrease in General and Administrative costs relate to the cost of restricted shares issued to Directors in February, 2012; increased travel and consulting expenses associated with several financing transactions; and the increase in rent expense relating to the write-off of prepaid rent and tenant improvements resulting from the termination of the lease for the Company's planned new offices offset by the office closure, personnel reductions and lower professional fees occurring during 2012. Professional Fees for the nine months ended September 30, 2012 and 2011 were $159,138 and $199,416, respectively, which consist primarily of ongoing legal and accounting expenses relating to SEC filings by SRC and preparation of reports filed with the SEC. Professional fees were somewhat higher during 2011 relating to the Company’s registration statement filed in 2011.

Net Loss

We incurred a net loss of $1,675,421 for the nine months ended September 30, 2012 compared to a net loss of $1,886,009 for the nine months ending September 30, 2011, a decrease of $210,588 or 11%. The increase in net loss is the result of the expense recognition of the initial payments made under the Billali Gold Mine purchase agreement; expenses associated with the issuance of stock to Directors in the first quarter of 2012; and an increase in interest expenses primarily due to the Company securing higher interest rate financing, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses. At September 30, 2012, our cash balance was $14.  During the third quarter of 2012 we raised investment capital of $23,150 through the issuance of notes payable. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our current financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans or additional investments by existing stockholders and management or outside third parties. Management believes that our Company's current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we are in the exploration stage and have not yet begun to generate sustained revenues.  We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities, by way of loans, and such other means as the Company may determine.

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

Factors Affecting Future Operating Results

We continue to deploy our plan to place the Company on an improved financial footing. In addition to the capital raisings already achieved and the securities placements in 2012, an important element of the plan includes continuing to raise funding as may be required to provide for general business operations. Unless and until we are able to secure required financing on acceptable terms, we will not be in a position to execute our business plan going forward.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

SRC laid off its two employees during the second Quarter of 2012, and its Vice President, and its Chief Executive Officer resigned. The Board of Directors has assumed the role of operating the Company until a suitable replacement can be found.

Due to a lack of operating funds, SRC was forced to lay off its two employees and it's Vice President on June 7, 2012 and its CEO resigned on June 9, 2012. In addition SRC’s CFO was reduced to a part-time basis until October 29, 2012 when the CFO resigned his position. Consequently there are no remaining operational officers or employees to run SRC resulting in the Board of Directors assuming the role of operating SRC. The lack of a management team could result in SRC failing to make timely decisions and adversely affect the efficient day-to-day operations of SRC. While Peter Kristensen, a current Director, has been appointed Interim President on October 30, 2012 and Syver Norderhaug has been appointed Interim CFO, this is deemed to be a temporary solution until suitable operational personnel can be identified and hired. SRC may not be able to move forward on its business and acquisition plans unless and until a senior management team is put into place.

SRC is a relatively new company with a limited operating history which makes the evaluation of its future business prospects difficult.

Prior to June 17, 2010 SRC was a shell company with no designated business or operations. As a result of the Reorganization SRC has only recently changed its business to focus on the natural resource sector. The Company has been an exploration stage company for only two years. Consequently, it has limited operating history and an unproven business strategy. Our primary activities to date have been the design of our business plan and identifying and acquiring potential advanced stage gold exploration projects which fit the Company's project profile. As such we have not been able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. The Company has generated only sporadic revenues from mining operations to date. The Company’s success is dependent upon the successful identification and future development of suitable mineral exploration projects. Any future success that we might achieve will depend upon many factors, including factors beyond our controlwhich cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; unfavorable weather conditions; the availability of materials and equipment; the cost and time of bringing exploration stage projects into production; the amount and accuracy of gold reserves identified; and the market price of gold and other metals. These conditions may have a material adverse effect upon the Company’s business operating results and financial condition.

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

If SRC fails to raise additional capital to fund its business growth and project exploration, its business could be adversely affected or fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to repay existing debt and acquire and explore mining properties. The Company will attempt to raise such capital through the sale of common stock or debt instruments or securing commercial lines of credit. However, the Company has not been successful in raising or borrowing sufficient additional capital to pay its current debts and operating expenses and it has no arrangements for future financing and there can be no assurance that additional financing will be available to it. If adequate funds are not available or are not available on acceptable terms, our ability to fund SRI’s exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

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

We have lost the mineral rights to properties due to our failure to meet payment requirements or development or production schedules.

We acquired rights to our mineral properties from leaseholds or purchase option agreements that required the payment of option payments, rent, minimum exploration expenditures or other installment fees or specified expenditures. We failed to make these payments on all but the Billali Gold Mine when they were due and, as a result, during the second and third quarters of 2012, SRI was forced to relinquish its leasehold interests and mineral rights in three properties and reduce its interest in a fourth mining property due to its inability to meet required lease payments.

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

The price of gold has experienced an increase in value over the past several years, generally reflecting among other things relatively low interest rates in the United States; worldwide instability due to terrorism; and a continuing global economic slump. Gold prices closed at $1,731 per ounce on November 9, 2012 as reported by Monex. We believe that the economic conditions causing these high market valuations will continue for the foreseeable future. However the price of gold and silver can be very volatile and is subject to numerous factors beyond our control including industrial and jewelry demand, inflation, the strength of the US dollar, interest rates and the amount of global economic instability. Any significant drop in the price of gold or other natural resources could make some exploration projects no longer viable and will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

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

The Company’s business strategy is to service the niche market between speculative exploration and large scale production, the latter of which is dominated by industry majors. SRI plans to identify and explore smaller exploration projects that have already been established as project worthy. Unless and until we secure a management team and sufficient capital we will not be able to acquire and provide our services to such “project worthy” properties. In addition, even if we find and ultimately develop such project worthy properties, the time and cost of development may exceed our expectations or, when developed, the amount of gold or other precious metals recovered may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

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

As of September 30, 2012, 4,066,668 shares of common stock have not been issued under the terms of the private placement entered into with one individual in May, 2012. The individual investor has instructed the Company to not issue the shares pending the conclusion of additional contemplated investments or conversion of existing convertible notes held by the individual. The liability for the funds accepted is recorded as Advances under the Company's current liabilities.

In August, 2012, the Company issued 2,903,226 shares of common stock to one individual following the conversion of $9,000 of principal of a convertible note issued in January, 2011.

In September, 2012, the Company issued 3,260,870 shares of common stock to one individual following the conversion of $7,500 of principal of a convertible note issued in January, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Convertible Notes

In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and was due November 1, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. This convertible note is currently in default.

In January, 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and was due July 27, 2012. In conjunction with this note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common stock at a price of $0.10 per share. This convertible note is currently in default.

In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and was due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. On August 9, 2012 the holder of the note converted $9,000 of the note into 2,903,226 shares of the Company's common stock. The remainder of this convertible note is currently in default.

As of September 30, 2012, interest payable on these notes totaled $33,727.

Non-convertible Notes

In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from whom the Company has the lease purchase agreement for the A&P Lease, covering the balance of the 2012 annual lease payments due. The note bears an interest rate of 12% and was due April 16, 2012. The principal amount of $50,000 under this promissory note is currently in default.

In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012. This promissory note is currently in default.

In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full. This promissory note is currently in default.

In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note. This promissory note is currently in default.

As of September 30, 2012, interest payable on these notes totaled $25,561.

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

In October, 2010, the Company entered into a lease for new office space located in Cameron Park, California, for a period of five years. On July 23, 2012 the Company notified the landlord for the lease of office space that it is abandoning the lease. The landlord notified the Company that they intend to take action to obtain a judgment to collect the lease payments for the remainder of the lease period.

On October 8, 2012 the Company and Jeffrey Benison and Little Gem Life Sciences Capital Management LLC (“Benison”) entered into a non-binding letter of intent with Coyote Moon Mining Company LLC (“Coyote Moon”) whereby Coyote Moon would expend up to $1,500,000 in the development of the Billali Mine and manage the Billal Mine development in exchange for Benison conveying a 30% ownership interest in the Billali Mine to Coyote Moon. Formal documents are being prepared and a closing on or about December 1, 2012 is anticipated.

On October 29, 2012 David Bridgeford resigned his positions as a Director, CFO and Interim CEO of SRC and the SRC’s Board appointed Syver Norderhaug as Secretary and Interim CFO of SRC.

On October 30, 2012 the SRC Board appointed Peter Kristensen as Interim CEO of SRC.

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

STEELE RESOURCES CORPORATION

Dated: November 20, 2012	/s/ Peter Kristensen
Peter Kristensen
Interim Chief Executive Officer

Dated: November 20, 2012	/s/ Syver Norderhaug
Syver Norderhaug
Interim Chief Financial Officer