Form 10-K
period 2012-12-31
STEELE RESOURCES CORP
filed 2013-05-17
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  000-53474

STEELE RESOURCES CORPORATION

Nevada	75-3232682
(State of Incorporation)	(I.R.S. Employer Identification)

2705 Garnet Avenue, Suite 2A

San Diego, CA  92109

(Previous address: Alhambra Drive, Suite 208

Cameron Park, CA 95682)

Registrant’s telephone number, including area code: (858)-847-9090

(Previous telephone number (530) 672-6225)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed annual report was $81,394.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at April 26, 2013 there were 79,285,225 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated By Reference -None

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and other cautionary statements included in this report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I

As used in this annual report, “we”, “us”, “our”, “Steele”, “SRC”, “Company” or “our Company” refers to Steele Resource Corporation.

ITEM 1. BUSINESS

Overview

Steele Resources Corporation (formerly Steele Recording Corporation) ("SRC", the "Company", "we", or "our") is a U.S. exploration and mining company, incorporated in the state of Nevada on February 12, 2007. On June 17, 2010 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, Steele Resources, Inc. was the acquirer.

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

SRI will provide its mine exploration services in one of two ways. The first approach is for SRI to acquire part or all of the mineral rights to a designated property. In this approach SRI would prepare a comprehensive mining development plan including the tasks to be accomplished, the timetable for each phase of the plan and the nature and number of service providers to perform the tasks. The exploration plan would include a detailed budget, payment schedules and a percentage royalty from any gold or silver produced, if the property is found worthy of development. SRI would then assemble the necessary service providers to carry out the exploration and, if warranted, development plan. In this approach, SRI would fund the property exploration and possible development itself in which case it would own all or a substantial portion of all the mineral production, if any, which might be realized from that particular property with a royalty typically, paid to the property owner or the mineral rights assignor. This approach would also typically include certain work requirements and expenditure requirements in order to maintain the exploration/mineral rights.

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

Suitable projects will typically have the following characteristics:

properties located near existing mineral zones initially focusing in the USA;

properties having a considerable amount of exploration completed; and

properties not of sufficient size for the major mining companies to advance themselves.

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

Recent Developments

Billali Gold Mine Letter of Intent

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Mine, LLC, an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of one patented claim and the Company believes has potential for near term production of silver and gold ore.  On April 20, 2012, the Company entered into a Purchase Agreement covering the Billali Mine.

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

On June 28, 2012, SRC and SRI entered into an Agreement with Jeffrey Benison (“Benison”) whereby SRC conveyed to Benison all of the Company’s right, title and interest to develop and operate the Billali Mine in exchange for Benison’s assumption of the Company’s payment and performance obligations under the Purchase Agreement dated April 20,2012 between SRC and Billali Mine, LLC. Benison funded $500,000 to Billali Mine, LLC as required under the Purchase Agreement of April 20, 2012 and undertook development of the Billali Mine.  The Company retained a 20% economic interest in Billali Mine pursuant to the Agreement with Benison.

On November 30, 2012, SRC and Benison entered into Contribution and Assignment Agreements between the Company, Benison and Shooting Star Mining Company LLC (“Shooting Star”) whereby the Mining Rights in Billali granted to SRI under the Purchase Agreement, along with all other rights, titles, interests and privileges in and to Billali Mine, were acquired by Shooting Star. In exchange for the Contribution and Assignment Agreements, SRC and Benison received membership interests in Shooting Star equal to 20% and 30% ownership respectively. Shooting Star agreed to assume and perform the obligations of SRI under the Purchase Agreement, including but not limited to: (i) development of the Billali Mine; (ii) payment to Billali Mine LLC of a $150,000 extension fee with respect to the timing of payment of seller financing consisting of the delivery of 1,800 American Eagle gold coins; and (iii)  payment, procurement and delivery of 1,800 American Eagle gold coins in accordance with the Purchase Agreement as modified and revised between Shooting Star and Billali Mine LLC.  Upon payment of these financial obligations under the Purchase Agreement, as modified, Shooting Star will fully acquire the patent to Billali Mine including the Mine, and related Mining Rights.

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

On May 16, 2013, the afternoon fixing price for gold on the London Bullion Market was $1,377 per troy ounce.

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

In addition, developing mine sites requires mitigation of long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.  The mine developer must insure that all necessary cash deposits and provision to cover the estimated costs of such reclamation as required by permit are made.

Any exploration and development of mining projects by SRC will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

Employees

As of December 31, 2012, we had two employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"). If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Because the probability of an individual prospect ever having reserves economically recoverable is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having economically recoverable reserves is extremely remote. In all probability, our properties do contain reserves. As such, any funds spent on exploration will probably be lost, our Company and its business operations could be adversely impacted and there would be a material adverse impact on our Company’s business, results of operations and financial condition.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on May 27, 2010 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $5,174,441 from inception to December 31, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to locate a profitable mineral property

•

our ability to generate revenues

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have economically recoverable reserves, if we can't raise sufficient funds, we will have to cease operations.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve. If we do not have a commercially viable mineral reserve, it would have a material adverse impact on our Company’s business, results of operations and financial condition.

As we undertake exploration of our claims and interests, we will be subject to compliance of government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  We will be subject to the mining laws and regulations in force in the jurisdictions where our claims are located, and these laws and regulations may change over time.  In order to comply with these regulations, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.  While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that the budgeted amounts are inadequate.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Due to external market factors in the mining business, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive.  Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals.  Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection.  The exact effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

Our performance may be subject to fluctuations in market prices of gold and other minerals.

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals. The price of gold, while recently reaching record highs in the last 24 months, has been volatile over the past few months. Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies. A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy. Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.

Our operations are subject to strict environmental regulations, which result in added costs of operations and operational delays.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation.  Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards, and enforcement, increased fines and penalties for non-compliance, more stringer environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

We have no insurance for environmental problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry.  We have no insurance coverage for most environmental risks.  In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations.  If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate government regulatory responses in the near future.  It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

The current financial environment may have impacts on our business and financial condition that we cannot predict.

The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

Nevada Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

•

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an "emerging growth company," we will incur significant legal, accounting and other expenses that we have not incurred to date, including increased costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an "emerging growth company" as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an "emerging growth company" immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

We operate our corporate headquarters out of 2705 Garnet Avenue, Suite A2, San Diego, CA

Mining properties

Billali Gold Mine

On January 19, 2012, SRC entered into a Letter of Intent ("LOI") to acquire the Billali Gold and Silver Mine (the "Billali Mine") from the Billali Gold Mine, LLC, and an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico. This property consists of one patented claim and the Company believes has potential for near term production of silver and gold ore.

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

On November 30, 2012, SRC and Benison entered into Contribution and Assignment Agreements between the Company, Benison and Shooting Star Mining Company LLC (“Shooting Star”) whereby the Mining Rights in Billali granted to SRI under the Purchase Agreement, along with all other rights, titles, interests and privileges in and to Billali Mine, were acquired by Shooting Star. In exchange for the Contribution and Assignment Agreements, SRC and Benison received membership interests in Shooting Star equal to 20% and 30% ownership respectively. Shooting Star agreed to assume and perform the obligations of SRI under the Purchase Agreement, including but not limited to: (i) development of the Billali Mine; (ii) payment to Billali Mine LLC of a $150,000 extension fee with respect to the timing of payment of seller financing consisting of the delivery of 1,800 American Eagle gold coins; and (iii)  payment, procurement and delivery of 1,800 American Eagle gold coins in accordance with the Purchase Agreement as modified and revised between Shooting Star and Billali Mine LLC.  Upon payment of these financial obligations under the Purchase Agreement, as modified, Shooting Star will fully acquire the patent to Billali Mine including the Mine, and related Mining Rights.

Property Terminated or Abandoned

Comstock-Tyler Project: In April, 2011 SRI made the decision to abandon the claims related to the Comstock-Tyler project by not making the requisite annual payments to the BLM.

Fairview Hunter Mine Project: In July, 2011 SRI notified the property owner that the Company was terminating the lease purchase agreement.

At the end of 2012 the Company abandoned their lease agreements in The Mineral Hill Project and Copper Canyon Projects.

Pony Project was terminated on May 17, 2012.

The A & P Project was terminated on July 27, 2012

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

ITEM 4. MINE SAFETY DISCLOSURES

During the year ended December 31, 2012, Steele Resource Corporation has not issued any Federal Mine Safety and Health Act of 1977 violations.  In addition, there are no legal actions pending before the Federal Mine Safety and Health Review Commission as of December 31, 2012

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Steele’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcmarkets.com under the symbol “SELR” We commenced trading in 2007.

At December 31, 2012 there were 72,510,225 shares of common stock of Steele were issued and outstanding and there were approximately 80 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2012
First Quarter January - March 2012	$ 0.12	$ 0.12
Second Quarter April - June 2012	0.032	0.032
Third Quarter July - September 2012	0.005	0.0044
Fourth Quarter October - December 2012	0.002	$ 0.002
Fiscal Year 2011
First Quarter January - March 2011	$ 0.204	$ 0.048
Second Quarter April - June 2011	0.280	0.073
Third Quarter July - September 2011	0.100	0.029
Fourth Quarter October - December 2011	0.169	$ 0.018

As of April 5, 2013 the closing bid price of our Common Stock was $.0035 per share.

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

The transfer agent for SRC’s common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

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

In October, 2012, the Company issued 3,260,870 shares of common stock to an entity following the conversion of $7,500 of principal of a convertible note issued in January, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Statements of Operations Data:
	Year Ended December 31,
	2012	2011

Revenues	$ -	$ -
Operating and Other Expenses	(1,780,254)	(2,591,267)

Net Loss	$ (1,780,254)	$ (2,591,267)

Balance Sheets Data:
	As of December 31,
	2012	2011

Current Assets	$ -	$ 24,725
Total Assets	-	82,441
Current Liabilities	2,539,234	2,001,146
Non Current Liabilities	-	-
Total Liabilities	2,539,234	2,001,146
Working Capital (Deficit)	(2,539,234)	(1,976,421)
Shareholders' Equity (Deficit)	(2,539,234)	(1,917,455)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to carefully consider the information set forth in this report under the heading "Forward-Looking Statements" and "Risk Factors".

Our exploration target is to find exploitable minerals on our properties.  Our success depends on achieving that target.  There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost.  Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production.  We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Going Concern

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach that point.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of ASC Topic 26 “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to ASC Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  There are 250,000 options granted to our prior CEO and 1,650,833 warrants outstanding as of December 31, 2012.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Accounting policies subject to estimation and judgment

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

RECENT DEVELOPMENTS AND OPERATIONS

We are a junior mining and exploration company identifying and acquiring properties integrated with placer ore and hard rock mineralization in geo-politically stable regions. Management continues to focus all efforts on the Steeple Rock Mining District of New Mexico.

Results of Operation

Results of Operations for the fiscal year ended December 31, 2012 compared to December 31, 2011

We are an exploration stage company acquiring mineral properties or claims located in the State of New Mexico, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the year ended December 31, 2012 we generated no revenue as compared to $531,126 for year ended December 31, 2011. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $1,780,254 and $2,590,017 for the years ended December 31, 2012 and 2011 and our losses since inception amount to $5,174,441.

Our operating expenses for exploration activities for the years ended December 31, 2012 and 2011 were $414,773 and $962,977, respectively.  The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the year ended December 31, 2012 were $810,764 as compared to $1,281,675 for the year ended December 31, 2011.  The decrease is primarily attributable to the reduction of stock issued for services and stock issued for conversion of debt.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2012 was $598,630 as compared to $1,506,951 for the year ended December 31, 2011.   The increase in cash flows used in operations was primarily attributable to payments made to vendors for general and administrative expenses and payments made to related parties during the year ended December 31, 2012 and 2011.

Our cash used in investing activities for the year ended December 31, 2012 was $9,700 as compared to $37,965 for the year ended December 31, 2011.  Payments made during fiscal year 2012 were related to sale of the Company equipment as compared to the purchase of equipment for the exploration of our mining claims, and payment of $37,965 during fiscal year 2011.

Our cash provided by financing activities for the year ended December 31, 2012 was $565,823 as compared to $1,567,400 for the year ended December 31, 2011. The increase is mainly due to the issuance of common stock for $295,500 cash and proceeds from advances of $103,649, proceeds from notes payable and related party of $473,174, and repayment of notes payable and related party of $306,500for fiscal year 2012 compared to cash from the issuance of common stock $11,000, proceeds from joint venture $540,000, cash from project funding partners $195,000, proceeds from notes payable and related party $1,179,700, and repayment of notes payable of $358,300during fiscal year 2011.

To date, we have succeeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows raise substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

Recent Financing Transactions

During the fiscal year ended December 31, 2012 we raised capital from the issuance of notes payable and through the private placement of common stock.

Debt Financing - December 31, 2012

McClelland Family Trust: In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount. The Company has an agreement with the note holders to defer repayment of the principal and interest until the Company secures adequate financing.

A & P Lease Agreement: In May, 2011, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the initial lease payment due. The note bears a 12% interest rate was May 31, 2011.  The Company is working with the note holders to extend the terms of the repayment until SRC secures adequate working capital.

D & D McClelland Note:  In January 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.

A & P Lease Note Payable:  In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the 2012 annual lease payment due. The note bears 12% interest rate and was due April 16, 2012.

Benison Note 9:  In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.  Warrants to issue 617,500 shares at $0.10 per share were issued in connection with this note.

Benison Note 10:  In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note.

Benson Master Secured Notes:  In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. The note bears interest at 5%. The first draw was recorded on September 30, 2012 for $37,012.  This note is secured by the Company’s interest in Shooting Star.

Related Party Notes:  In September, 2011, the Company borrowed $1,300 and $1,500 from two individuals.  The Notes bear no interest and are due upon demand.

Mike Myrick:  In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.

NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011.

S Norderhaug Note:  In June, 2010, the Company issued a note for $50,000 to one individual with an interest rate of 5%. The note was due December 21, 2011.

Advances from Shareholders:  In June, 2012, the Company received advances of $103,649.  This advance does not have any terms to for repayment.

Asher Enterprises Note T8:  In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012.  The Company converted $24,000 on this note with a balance of $29,000.  The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

Benison Note 7: In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share to be adjusted downward in the case of new issuances. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.

Benison Note 8:  In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation. On August 9, 2012 the holder of the note converted $9,000 of the note into 2,903,226 shares of the Company's common stock.

Mike Myrick Notes:  In June 2011, the Company issued convertible notes for a total $15,000. The notes bear interest at 20% per annum and are due July 30, 2011. The conversion price is $0.15. The note holder has extended the due date for the notes until the Company secures adequate financing.

Benison:  In November 7, 2012, the Company issued convertible notes for a total $10,000. The notes bear interest at 5% per annum and are due November 7, 2013. The conversion price is $0.002. The note holder has a right to convert the note at the maturity date of the note.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business and mining activities, changes to the tax code during or after the current congressional session, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Steele Resources Corporation

We have audited the accompanying consolidated balance sheet of Steele Resources Corporation (an exploration stage Nevada corporation) and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012 and 2011 and for the period from May 27, 2010 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steele Resources Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012  and 2011, and for the period from May 27, 2010 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2012 and 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

May 14, 2013

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2012	2011
CURRENT ASSETS
Cash	$-	$23,107
Prepaid expenses	-	1,618
Total current assets	-	24,725

Property and equipment, net	-	55,004

Other assets	-	2,712
TOTAL ASSETS	$-	$82,441

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$238,203	$282,607
Accrued expenses	485,969	179,375
Derivative liability	93,235	128,000
JV agreement refund payable	540,000	540,000
Note payable - related parties	235,300	147,800
Notes payable	531,411	250,000
Convertible note payable, net of discount of $0 and $185,702	359,250	416,248
TOTAL LIABILITIES	2,483,368	1,944,030

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
0 are issued and outstanding as of
December 31, 2012 and 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;
72,510,225 and 45,057,075 issued and outstanding as of
December 31, 2012 and 2011, respectively	54,316	26,863
Additional paid-in capital	2,638,007	1,506,985
Deficit accumulated during exploration stage	(5,175,691)	(3,395,437)
TOTAL STOCKHOLDERS' DEFICIT	(2,483,368)	(1,861,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$82,441

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
THE PERIOD FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

			For the Period
			from May 27, 2010
			(inception) through
	2012	2011	December 31, 2012

REVENUE	$-	$531,126	$531,126

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	342,025	342,025
General and administrative	880,537	1,282,925	1,992,535
Exploration expense	417,092	962,977	2,336,933
Total costs and operating expenses	1,297,629	2,587,927	4,671,493
OPERATING LOSS	(1,297,629)	(2,056,801)	(4,140,367)

OTHER EXPENSES:
Interest expense	482,625	534,466	1,035,324
Total other expense	482,625	534,466	1,035,324

LOSS BEFORE INCOME TAXES	1,780,254	(2,591,267)	(5,175,691)
Provision for income taxes	-	-	-
NET LOSS	$(1,780,254)	$(2,591,267)	$(5,175,691)

NET LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.07)

Weighted average common shares outstanding, basic and diluted	63,117,514	37,672,589

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT MAY 27, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for cash	-	-	19,100,000	5,730	9,270	-	15,000
Recapitalization due to reverse merger with Steele Resources, Inc.	-	-	12,733,489	3,820	14,950	-	18,770
Common stock issued for cash	-	-	1,451,111	4,353	307,647	-	312,000
Common stock issued for exploration costs	-	-	176,667	530	104,470		105,000
Issuance of warrants with note payable	-	-			6,203		6,203
Net loss	-	-	-	-	-	(804,170)	(804,170)
BALANCE AT DECEMBER 31, 2010	-	-	33,461,267	$14,433	$442,540	$(804,170)	$(347,197)

Common stock issued for accounts payable conversion	-	-	1,899,167	2,433	227,455	-	229,888
Common stock issued for debt conversion	-	-	9,460,230	9,460	216,793	-	226,253
Common stock issued with notes payable	-	-	150,003	450	14,600	-	15,050
Reclassification of derivatives liability	-	-	-	-	285,163		285,163
Beneficial conversion feature	-	-	-	-	130,388		130,388
Common stock issued for cash	-	-	87,038	87	10,913		11,000
Share-based compensation	-	-	-	-	122,017	-	122,017
Contingent liability	-	-	-	-	57,116	-	57,116
Net loss	-	-	-	-	-	(2,591,267)	(2,591,267)
BALANCE AT DECEMBER 31, 2011	-	-	45,057,705	$26,863	$1,506,985	$(3,395,437)	$(1,861,589)

Common stock issued with notes payable	-	-	50,000	50	5,450	-	5,500
Common stock issued for debt conversion	-	-	19,147,520	19,148	234,385	-	253,533
Common stock issued for accounts payable conversion	-	-	3,000,000	3,000	337,000	-	340,000
Common stock issued for cash	-	-	3,255,000	3,255	292,245	-	295,500
Common stock issued for exploration costs	-	-	2,000,000	2,000	208,000	-	210,000
Share-based compensation	-	-	-	-	23,642	-	23,642
Reclassification of derivatives liability	-	-	-	-	24,000	-	24,000
Beneficial conversion feature	-	-	-	-	6,300	-	6,300
Net loss	-	-	-	-	-	(1,780,254)	(1,780,254)
BALANCE AT DECEMBER 31, 2012	-	-	72,510,225	$54,316	$2,638,007	$(5,175,691)	$(2,483,368)

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012
			For the Period
			from May 27, 2010
			(inception) through
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,780,254)	$(2,591,267)	$(5,175,691)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	38,972	10,436	52,118
Stock-based compensation	340,000	229,888	569,888
Amortization of debt discount	384,512	364,894	763,614
Fixed assets issued for services	7,132	-	7,132
Stock issued for exploration costs	210,000	-	315,000
Share based compensation	23,642	122,017	145,659
Change in derivative liability	(197,765)		(197,765)
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,618	(282)	-
Accounts payable and accrued expenses	(44,414)	218,981	240,263
Accrued expenses	328,427	138,382	575,221
Other assets	2,712	-	-
Net cash used in operating activities	(685,418)	(1,506,951)	(2,704,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(37,965)	(37,965)
Proceeds from disposal of assets	8,900	-	8,900
Net cash used in investing activities	8,900	(37,965)	(29,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	295,500	11,000	633,500
Cash acquired in reverse merger	-	-	19,200
Proceeds from investor advances	103,649	-	103,649
Cash from joint venture funding	-	540,000	540,000
Cash form project funding partners	-	195,000	195,000
Payments to project funding partners	-	(25,000)	(25,000)
Cash form project funding partners - related party	-	50,000	50,000
Proceeds from notes payable	319,762	1,083,200	1,592,962
Repayments on notes payable	(128,000)	(325,000)	(453,000)
Proceeds from notes payable - related party	63,000	46,500	137,148
Repayments on notes payable - related party	(500)	(8,300)	(59,833)
Net cash provided by financing activities	653,411	1,567,400	2,733,626

INCREASE (DECREASE) IN CASH	(23,107)	22,484	-
CASH, BEGINNING OF YEAR	23,107	623	-
CASH, END OF YEAR	$-	$23,107	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$42,532	$9,397	$9,397
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Transfer of property for services	$7,132	$-	$7,132
Common stock issued for conversion of debt	$253,533	$241,303	$247,506

STEELE RESOURCES CORPORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Steele Resources Corporation (formerly Steele Recording Corporation) (the "Company", "SRC") was incorporated in the state of Nevada on February 12, 2007, at which time it was deemed a “shell company” carrying on minimal operations in the business of producing, acquiring, licensing and distribution of recorded music. The Company’s corporate charter for Steele Resources, Inc. has been revoked and the Company is in the process of re-incorporating.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $514,442 in revenues since inception. During the year ended December 31, 2012, the Company incurred a net loss of $1,780,254 and as of December 31, 2012 has an accumulated deficit of $5,174,441. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves.  The Company cannot reasonably be expected to earn revenue in the exploration stage of operations.  Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.  Should management fail to raise sufficient financing, the Company may curtail its operations.

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented.  Adjustments made with respect to the use of estimates often relate to improved information not previously available.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to SEC guidance and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of December 31, 2012, management has determined that there was no impairment loss required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base.  In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Asset Retirement Obligations

The Company had no operating properties at December 31, 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of possible environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future.  The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of December 31, 2012 as there are presently no underlying obligations.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Vehicles	3 Years
machinery and equipment	3 Years
Leasehold improvements	3 Years

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, Income Taxes, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks.  The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $250,000.

Share-Based Compensation

The measurement of the cost of services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted

Basic and Diluted Net Loss Per Common Share

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during period where a net loss is reported, the inclusion of common stock equivalents would be antidilutive.

At December 31, 2012 common stock equivalents consisted of warrants to purchase 1,650,833 and 250,000 options (See, Note 8).

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, accrued interest and related party payable, approximate fair value due to their most maturities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - MINING PROJECTS

Mineral Hill Project

The Mineral Hill Exploration project was a gold project located 4-6 miles west of Pony, Montana in the Tobacco Roots Mountain Range in Madison County and includes 17 patented claims and 67 unpatented claims known as the Pony Exploration project (“the Pony Project”).

This project was abandoned in 2012

Pony Project: On February 4, 2011, SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Pony Lease") with a group of individual land owners in the state of Montana to acquire rights to 17 patented and 67 unpatented mining claims known as the Pony Exploration project (“the Pony Project”). The Pony Project contained two active mines operating under a Small Miner Exclusion Statement (SMES). The Pony Project was located in the Pony Mining District near Pony, Montana. Officers of SRC have met with Montana Department of Environmental Quality officials to discuss permitting for both mining and exploration activities. The Pony Lease provided for a six year lease period with an initial payment of $300,000 and annual lease payments of $500,000 for the next five years. The Lessors was to also have a 2% NSR on the property. In addition the Lessors were to receive a 1% NSR on any property developed by SRI located within one linear mile from any portion of the exterior boundary of the Pony Project. After the lease period expired, SRI was to have the option to purchase the Pony Project for $190,000.

This project was abandoned in 2012

A&P Project: In February, 2011 SRI entered into a into a Mineral Lease Agreement with Option to Purchase with a group of individual land owners in the state of Montana to acquire two patented mining claims known as the Atlantic and Pacific Mine ("the A&P Lease") located in the Pony Mining District in Montana. The A&P Lease provided for a five year lease period with an initial payment of $200,000 and an annual commitment of $100,000 for the next five years. The Lessors was to also have a 2% NSR on the property during the lease term. After the lease period expired and all lease payments had been paid, full right and title of ownership of the A&P property was to be transferred to SRI.

To retain mineral rights to the property, the yearly maintenance fees was to be paid as well as the appropriate lease payments to the owners of the claims as outlined in the definitive agreement.

The property had no known reserves, only in-house resource calculations established by various companies as noted in Steele Resource’s technical report on the Mineral Hill Project.  Therefore, to establish any reserves, sufficient drilling would have been required, and until then, this property was exploratory in nature. The sampling program to date has been restricted to rock chip sampling and grab sampling at various locations.

SRI completed the reclamation phase of approximately 6,000 tons of stockpiled material at the A&P site that had previously been identified as a hazardous mining waste site. SRI removed the stockpiled materials and sold the mineral ore grade to a third party processing facility for gross revenues of $531,000 in the fourth quarter of 2011.

SRI established a new mine portal and was engaged in the creation of a development drift which will enclose all operations as well as on site crushing capability, all of which falls within the existing SMES authorization.

This project was abandoned in 2012

Copper Canyon Exploration Project

On June 21, 2011 SRI entered into a Mineral Lease Agreement with Option to Purchase (the "Copper Lease") with from the Salmon Canyon Copper Company near Salmon, ID to acquire rights to 10 unpatented mining claims known as the Salmon Canyon Exploration project (“the Copper Canyon Project”), which is a historic copper/cobalt mine. The Project currently contains one existing mine portal and extensive historic development. The Salmon Canyon Project is located in the Mineral Hill Mining District near Salmon, Idaho.  On June 6, 2012, SRI and the Salmon Copper Company mutually agreed to terminate the Mineral Lease Agreement with the Option to Purchase the Copper Canyon Project.  With the termination, all right, title and interest of SRI was terminated and SRI was removed from all obligations set forth in the Agreement.

Billali Gold Mine

On April 20, 2012, SRI entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Gold and Silver Mine (The “Billali Mine”) from the Billali Gold Mine, LLC (“Seller”) and an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico.  The Purchase Agreement provided for payments to be made over period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement.  The purchase price for the Billali consists of the issuance of two million shares of common stock of SRC; and initial payment of $100,000; and additional payment of $500,000 within 45 days of the Purchase Agreement being signed; and SRI delivering 600 American Eagle One Ounce Gold Coins on the 12th, 18th and 24th month anniversary of the Purchase Agreement signing, to be delivered to the Seller.  Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI.  The Addition, Seller will be entitled to received a 5% Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI.  The initial deposit of $100,000 and the issuance of 2,000,000 shares of common stock were competed on April 20, 2012.

On June 28, 2012, the Company and Little Gem Life Sciences Capital Management LLC, a Delaware limited liability company (“Little Gem”), entered into a definitive Agreement (the “Agreement”) for the transfer of all rights, title and interest existing under the existing Purchase Agreement, dated April 20, 2012 (the “Purchase Agreement”), entered into between Billali Mine LLC as seller and Steele Resources Inc. as purchaser.  Under the terms of the Agreement, Little Gem assumed all obligations of SRI under the Purchase Agreement including agreeing to pay to Billali Gold Mine LLC, the seller under the Purchase Agreement, the second installment of $500,000 which was paid on July 3, 2012; and, Little Gem agreed to provide additional capital, ion such amount sand upon such terms as Little Gem may in its sole discretion determine, for the development of the Billali Mine.  SRC will retain a 20% economic interest in the Billali Mine with distributions to occur over time in a manner, and with such reserves, as Little Gem in its sole discretion may determine suitable, appropriate and fair according to circumstances then prevailing.  SRC’s economic interest will be burdened whereby SRC will be assess its’ pro rata share of mining development costs and expenses over time.

On November 30, 2012, SRC and Benison (Little Gem) entered into Contribution and Assignment Agreements between the Company, Benison and Shooting Star Mining Company LLC (“Shooting Star”) whereby the Mining Rights in Billali granted to SRI under the Purchase Agreement, along with all other rights, titles, interests and privileges in and to Billali Mine, were acquired by Shooting Star. In exchange for the Contribution and Assignment Agreements, SRC and Benison received membership interests in Shooting Star equal to 20% and 30% ownership respectively. Shooting Star agreed to assume and perform the obligations of SRI under the Purchase Agreement, including but not limited to: (i) development of the Billali Mine; (ii) payment to Billali Mine LLC of a $150,000 extension fee with respect to the timing of payment of seller financing consisting of the delivery of 1,800 American Eagle gold coins; and (iii)  payment, procurement and delivery of 1,800 American Eagle gold coins in accordance with the Purchase Agreement as modified and revised between Shooting Star and Billali Mine LLC.  Upon payment of these financial obligations under the Purchase Agreement, as modified, Shooting Star will fully acquire the patent to Billali Mine including the Mine, and related Mining Rights.  We do not have significant influence over Shooting Star, and our interest in Shooting Star is presented at its carrying cost of $0.00.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Vehicles	$--	$34,685
Machinery and equipment	--	5,292
Leasehold improvements	--	28,173
	--	68,150
Less: Accumulated Depreciation	--	(13,146)
	$--	$55,004

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

McClelland Family Trust (N-1)	$45,000	$45,000
Dated - January, 2011 (Related Party)

Lease Purchase Agreement - Pony Lease (N-2)	--	50,000
Dated - April, 2011

Lease Purchase Agreement - A & P Lease (N-3)	50,000	50,000
Dated - May, 2011

D & D McClelland Note (N-4)	63,000	--
Dated - January 19, 2012 (Related Party)

Lease Purchase Agreement - A & P Lease (N-5)	50,000	--
Dated - April, 2011

Benison Note 9 (N-6)	61,750	--
Dated - March 20, 2012

Benison Note 10 (N-7)	100,000	--
Dated - April 19, 2012

Benison Master Secured Note (N-8)	37,012	--
Dated - September 28, 2012

Related Party (N-9)	2,300	2,800
Dated - January 27, 2012 (Related Party)

Mike Myrick (N-10)	4,000	--
Dated - March 23, 2012

NPI Notes Payable (N-11)	200,000	200,000
Dated August 1, 2011 ($125,000 is Related Party)

S Norderhaug Note (N-12)	50,000	50,000
Dated - June 24, 2010 (Related Party)

Advances from shareholder (N-13)	103,649	--
Dated August 1, 2011

Total Notes payable	$766,711	$397,800
Less: discount applicable	--	--
Less: current portion of long-term debt	766,711	(397,800)
Long-term debt	$--	$--

N-1  McClelland Family Trust: In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount.  This note is in default.

N-2 Pony Lease Agreement:  In May, 2011, the Company issued a note payable for $50,000 to the group of individuals from which we have the lease purchase agreement for as the Pony Lease, covering the balance of the initial lease payment due. The note bears 12% interest rate was due May 31, 2011. The note was paid in full in 2011.

N-3 A & P Lease Agreement: In May, 2011, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the initial lease payment due. The note bears 12% interest rate and was due May 31, 2011.  The Company is working with the note holders to extend the terms of the repayment until SRC secures adequate working capital.  This note is in default.

N-4  D & D McClelland Note:  In January 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.  This note is in default.

N-5 A & P Lease Note Payable:  In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the 2012 annual lease payment due. The note bears 12% interest rate and was due April 16, 2012.  This note is in default.

N-6 Benison Note 9:  In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.  Warrants to issue 617,500 shares at $0.20 per share were issued in connection with the note.  This note is in default.

N-7 Benison Note 10:  In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note.  This note is in default.

N-8 Benson Master Secured Notes:  In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. The note bears interest at 5%. The first draw was recorded on September 28, 2012 for $37,012.  This note is secured by the Company’s interest in Shooting Star.  This note is in default.

N-9 Related Party Notes:  In September, 2011, the Company borrowed $1,300 and $1,500 from two individuals.  The Notes bear no interest and are due upon demand.

N-10 Mike Myrick:  In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.  This note is in default.

N- 11 NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011 at December 31, 2012 $125,000 of these notes payable were held by related parties.  This note is in default.

N-12 S Norderhaug Note:  In June, 2010, the Company issued a note for $50,000 to one individual with an interest rate of 5%. The note was due December 21, 2011.   This note is in default.

N-13 Advances from Shareholders:  During May to June, 2012, the Company received advances of $103,649.  This advance does not have any terms to for repayment.

NOTE 6 - CONVERTIBLE PAYABLES

The Company had the following notes payable outstanding as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Asher Enterprises T5 (C-1)	$--	$35,000
Dated - July 19, 2011

Asher Enterprises T6 (C-2)	--	40,000
Dated - September 19, 2011

Asher Enterprises T7 (C-3)	--	53,000
Dated - November 7, 2011

Asher Enterprises T8 (C-4)	29,000	--
Dated - January 30, 2012

Benison Note 7 (C-5)	250,000	250,000
Dated - December 28, 2011

Benison Note 1 (C-6)	--	57,700
Dated - October 5, 2011

Benison Note 3 (C-7)	--	75,000
Dated - October 13, 2011

	December 31, 2012	December 31, 2011

S Soules (C-8)	$--	$75,000
Dated - October 13, 2011

Benison Note 8 (C-9)	54,000	--
Dated - January 27, 2012

Mike Myrick (C-10)	15,000	15,000
Dated - May 13, 2011

Benison IRA (C-11)	10,000	--
Dated - November 7, 2012

Coventry Note (C12)	1,250	1,250
Dated - July, 2011

Total Notes payable	$359,250	$601,950
Less: discount	--	(185,702)
Less: current portion of long-term debt	(359,250)	(416,248)
Long-term debt	$--	$--

C-1 Asher Enterprises Note T5: In July 2011, the Company issued a convertible note for $35,000 to one entity. The note bears interest at 8% per annum and is due April 23, 2012. The conversion price shall be 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in March, 2012. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

C-2 Asher Enterprises Note T6:  In September 2011, the Company issued a convertible note for $40,000 to one entity. The note bears interest at 8% per annum and is due June 21, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note plus accrued interest was repaid in 2012.  The sale was made to one entity in a private, negotiated transaction without any public solicitation. The note plus accrued interest was repaid in March, 2012.

C-3 Asher Enterprises Note T7:  In November 2011, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due August 9, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The note plus accrued interest was repaid in 2012.  The sale was made to one entity in a private, negotiated transaction without any public solicitation.

C-4 Asher Enterprises Note T8:  In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012.  The Company converted $24,000 on this note with a balance of $29,000.  The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

C-5 Benison Note 7: In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share to be adjusted downward in the case of new issuances. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.  This note is in default.

C-6 Benison Note 1: In October 5, 2011, the Company issued a convertible note for $57,700 with interest rates of 12%. The notes are due on April 5, 2012. The notes are convertible into common stock at prices of $0.0125 at the holders' discretion. There is no penalty for repayment prior to conversion.  This note was converted in 2012.

C-7 Benison Note 3: In October 13, 2011, the Company issued a convertible note for $75,000 with interest rates of 20%. The notes are due on April 13, 2012. The notes are convertible into common stock at prices of $0.035 at the holders' discretion. There is no penalty for repayment prior to conversion.  This note was converted in 2012.

C-8 S Soules: In October 13, 2011, the Company issued a convertible note for $75,000 with interest rates of 20%. The notes are due on April 13, 2012. The notes are convertible into common stock at prices of $0.035 at the holders' discretion. There is no penalty for repayment prior to conversion.  This note was converted in 2012.

C-9  Benison Note 8:  In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation.  This note is in default.

C-10 Mike Myrick Notes:  In May and June 2011, the Company issued convertible notes for a total $15,000. The notes bear interest at 20% per annum and are due June 13 and July 30, 2011. The conversion price is $0.15. The note holder has extended the due date for the notes until the Company secures adequate financing.  This note is in default.

 C-11 Benison:  In November 7, 2012, the Company issued convertible notes for a total $10,000. The note bears interest at 5% per annum and due November 7, 2013. The conversion price is $0.002 to be adjusted downward in the case of new issuances. The note holder has a right to convert the note at the maturity date of the note.

C-12 Coventry:  In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 35% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in October, 2011 except for a remaining balance of $1,250. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

   Level 1 - quoted in active markets for identical assets or liabilities.

   Level 2 - other significant observable inputs for the assets or liabilities through cooboration with market data at the measurement date.

Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2012 and 2011 for assets and liabilities measured at fair value on a recurring basis:

at December 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($92,000)	($92,000)
Warrants liability			(1,235)	(1,235)
Total Derivative liability			(93,235)	(93,235)

at December 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($128,000)	($128,000)

Derivative liability for conversion features for the year ended December 31, 2012 and 2011 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at May 27, 2010 (Inception)	$0
Issuance of instruments	52,250
Relief from liability	0
Value at December 31, 2010	$52,250
Issuance of instruments	360,916
Relief from liability	285,163
Value at December 31, 2011	$128,000
Issuance of instruments	187,000
Relief from liability	24,000
Change of value	(197,765)
Value at December 31, 2012	$93,235

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

NOTE 7 - EQUITY

Common Stock

On December 31, 2012, the Company had 72,510,225 shares issued and outstanding and authorized common shares of 300,000,000.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of December 31, 2012.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.

Year ended December 31, 2012

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

In August, 2012, the Company issued 2,903,226 shares of common stock to an entity following the conversion of $9,000 of principal of a convertible note issued in January, 2011.

In September, 2012, the Company issued 3,260,870 shares of common stock to an entity following the conversion of $7,500 of principal of a convertible note issued in January, 2011.

In October, 2012, the Company issued 3,260,870 shares of common stock to an entity following the conversion of $7,500 of principal of a convertible note issued in January, 2011.

Year ended December 31, 2011

In January, 2011, the Company issued 150,003 shares of common stock in connection with $45,000 in promissory notes issued to two individuals; the shares were valued at $15,050. The Company also issued 100,000 shares of common stock in exchange for $9,000 of legal services.

The Company issued 166,667 shares of common stock in exchange for $25,000 of consulting fees in April, 2011.

In June, 2011, the Company issued: 82,500 shares of common stock to two individuals in exchange for $8,888 of professional and consulting services; and 50,000 shares were issued through a private placement of its common stock for $6,000.

In July, 2011, the Company issued 171,324 shares of common stock to one individual following the conversion of a note payable of $25,698 plus accrued interest, issued in May, 2011.

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

NOTE 8- STOCK-BASED COMPENSATION

Stock Options

In February, 2011, the Board of Directors of the Company approved the 2011 Equity Compensation Plan (the "Plan"), the purpose of the Plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in value of the common stock through the granting of the following stock awards: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The Company, by means of the Plan, seeks to retain the services of the group of persons eligible to receive stock awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The Board shall administer the Plan unless and until the Board delegates administration to a Committee. Subject to the provisions relating to adjustments upon changes in stock, the stock that may be issued pursuant to stock awards shall not exceed in the aggregate three million three hundred thirty-three thousand three hundred and thirty-three (3,333,333) shares of Common Stock.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

A summary of warrant activity for the year ended December 31, 2012 and 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	3,333,333	-	-		-
Grants		2,066,669	$0.1204	2.00
Forfeitures		-	-
December 31, 2011		2,066,669		1.00	$86,750
Grants		-
Forfeitures		(1,816,669)	-
December 31, 2012	3,083,333	250,000	$0.12	0.33	-
Exercisable		250,000	$0.12	0.33

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

“(k)  Termination of Continuous Service.  (1) In the event an Optionholder’s Continuous Service terminates (other than upon the Optionholder’s death or Disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise it as of the date of termination) but only within such period of time ending on the earlier of (i) the date three (3) months following the termination of the Optionholder’s Continuous Service (or such longer or shorter period specified in the Option Agreement, which shall not be less than thirty (30) days, unless such termination is for cause), or (ii) the expiration of the term of the Option as set forth in the Option Agreement.  If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Option Agreement, the Option shall terminate.”

All employees have been terminated for over 90 days and therefore all options have expired except one employee, as a matter of the Equity Compensation Plan.  The remaining options will expire in 2013.

Warrants

During the year ended December 31, 2012, awards were granted, in connection with a note payable.

Summary of warrant activity for the year ended December 31, 2012 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	1,033,334	$0.4839	4.29	$-
Grants	-	-
Expired	-	-
December 31, 2011	1,033,334	$0.4839	3.29	234,000
Grants	617,500	0.20-	3.00	-
Expired		-
December 31, 2012	1,650,834	$0.38	3.13	$-

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price
$0.20	617,500	617,500	2.25	0.20
$0.4500	1,000,000	1,000,000	3.75	$0.4500
$1.5000	33,334	33,334.83		$1.5000

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

The fair value of the options granted during the year ended December 31, 2012 and 2011 is estimated at $71,000 and $234,000, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Term	3 years	10 years
Risk-free Interest Rate	1%	1%
Volatility	339%	339%
Dividend Yield	0%	0%

NOTE 9 - INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2012, the Company’s had net operating in amounts still to be determined which expire, if unused, in various years through 2032. Utilization of the net operation loss carry-forwards could be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code.

The Company fully reserved its deferred tax assets because, in the opinion of management, it is more likely than not that the benefits will not be realized based upon the earning history of the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. In conjunction with the Notes, 150,000 shares of Common Stock were issued to the lenders. These shares were valued at $15,050 and recorded as a note discount.

In September, 2011, the Company borrowed $2,800 from two individuals.  The Notes bear no interest and are due upon demand.  As of December 31, 2012 the Company owed $2,300.

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

In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011 at December 31, 2012 $125,000 of these notes payable were held by related parties.

NOTE 11 - COMMITMENT AND CONTINGENCIES

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

From time to time, the Company is involved in legal matter in the ordinary course of business.  Except for the matter described below, the Company is not aware of any such matters.

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

The Company became aware that a shareholder paid $57,000 of tenant improvements in an office that the Company never occupied.  The $57,000 was recorded as an accrued liability in anticipation of occupying the space in December 2010.  Subsequently the Company elected to not occupy the space eliminating the potential obligation to amortize the cost of the improvement over the course of the lease.  We have adjusted the $57,000 to Additional Paid in Capital.

NOTE 12 - SUBSEQUENT EVENTS

On April 3, 2013 Scott Landow was appointed as CEO and Chairmen of the Company.  Mark Livingston remained on the Board of Directors and all prior officers resigned.

On January 15, 2013 Asher Enterprises, Inc. converted $2,700 of its note payable to 3,375,000 common stock of the Company

On February 21, 2013 Asher Enterprises, Inc. converted $6,800 of its note payable for 3,400,000 common stock of the Company

As of May 9, 2013 Asher Enterprises and Jeff Benison have called their notes for certain provision or action by the Company such as a change in control of the Company or late filing of SEC required filings.  The note was called for the Company’s failure to file timely SEC filings.

As of March 9, 2013 the Company did not have enough shares authorized to convert all the debt obligations currently owed.  The Company will need to convert at least 418,437,500 common shares to satisfy the Asher Enterprises conversion and the Benison Convertible notes which would convert at $.0008.  The Company exceeds its authorized shares by 118,437,500 and the Company is assessing the next legal course of action to resolve this matter.

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

That our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting were ineffective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of the following. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Appointed	Resigned

A. Scott Dockter	54	President, CEO and Chairman	May 18, 2010	June 28, 2012
David McClelland	47	Vice President and Director	May 18, 2010	September 1, 2012
Pauline Schneider	56	Director	May 18, 2010	June 14, 2012
Peter Kristensen	49	Director	May 18, 2010	April 2, 2013
David Bridgeford	58	CFO and Secretary	June 18,2012	September 1, 2012
Mark Livington	60	Director	June 1, 2012	-
Syver Norderhaug	65	CFO and Secretary	September 1, 2012	April 3, 2013
Scott Landow	58	Chief Executive Officer	April 3, 2013	-

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

Mark Livington

Mr. Livingston, age 59, has thirty years experience in the private and public capital markets primarily in the areas of mineral exploration (oil, gas and placer gold mining) and healthcare specialty finance.  He has served as general counsel and executive officer of private companies in transition to public ownership through public registrations. His operating experience in growth companies has included responsibilities for strategic planning, regulatory compliance, P & L, capital raises of equity and debt including complex structured financings such as securitizations. Mr. Livingston graduated from Southern Methodist School of Law (JD, 1976).

Syver Norderhaug (58) - Extensive experience as financial and operations officer in growth companies; President, Chief Financial Officer Positions. Master’s Degree in International Finance and a Certified Public Accountant - Texas.

Directors serve for a one-year term or until his or her successor is elected and qualified. Our Bylaws currently provide for one to seven directors with four directors being the current authorized number. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of SRC’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, SRC believes that, during the fiscal year ended December 31, 2012, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Board Meetings and Committees

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2012 and acted by unanimous written consent on 12 occasions. Each nominee who was a director during fiscal year 2011 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he/she served.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of SRC’s Principal Executive Officer during the fiscal years ended December 31, 2012 and 2011 and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value/Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Peter Kristensen (CEO)(2)	2011 2012	0 0	0 0	0 54,500	31,250 0	0 0	0 0	0 0	31,250 54,500

Scott Dockter (CEO)(3)	2011 2012	144,000 24,000	0 0	0 54,500	0 0	0 0	0 0	0 0	144,000 78,500

David McClelland (CEO)(4)	2011 2012	132,000 22,000	0 0	0 54,500	0 0	0 0	0 0	3000 0	135,000 22,000

Pauline Schneider (CFO)(5)	2011 2012	4,200 -	0 0	0 54,500	27,500 -	0 0	0 0	0 0	31,700 54,500

David Bridgeford (CFO)(6)	2011 2012	112,500 31,250	0 0	0 0	92,500 0	0 0	0 0	0 0	205,000 31,250

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

Options/SAR Grants in Last Fiscal Year

SRC did not grant any option or other equity based compensation during fiscal year 2012 to any Named Executive Officers.

SRC granted 750,002 options or other equity based compensation during the fiscal year ended December 31, 2011 to a Named Executive Officer.

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of December 31, 2012. All outstanding equity awards are in shares of our common stock.

	Equity Incentive Plan Option Awards				Equity Incentive Plan Stock Awards
	Number of Securities Underlying Unexercised Options
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

David Bridgeford,	-	-	-	-	0	0	0	0

Peter Kristensen	250,000	0	$0.12	Jun-21	0	0	0	0

Pauline Schneider	-	0	-	-	0	0	0	0

2012 and 2011 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David Bridgeford,	2011 and 2012
Peter Kristensen	2011 and 2012
Pauline Schneider	2011 and 2012

2012 and 2011 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
David Bridgeford,	2011 and 2012
Peter Kristensen	2011 and 2012
Pauline Schneider	2011 and 2012

2012 and 2011 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
David Bridgeford,	2011 and 2012
Peter Kristensen	2011 and 2012
Pauline Schneider	2011 and 2012

2012 and 2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Bridgeford,	-	-	-	-	-	-	-
Peter Kristensen	-	-	-	-	-	-	-
Pauline Schneider	-	-	-	-	-	-	-

*  Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.   Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2012 and 2011 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments Accruals ($)	Change in Control Payments Accruals ($)	Total ($)
David Bridgeford,	2011 and 2012
Peter Kristensen	2011 and 2012

2012 and 2011 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
David Bridgeford,	2011 and 2012
Peter Kristensen	2011 and 2012
Pauline Schneider	2011 and 2012

2012 AND 2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
David Bridgeford,
Peter Kristensen
Pauline Schneider

Employment Agreements

None of SRC's officers or employees has employment contracts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of April 26, 2012, the ownership of SRC’s 79,285,225 common stock by each person known to be the beneficial owner of more than 5% of SRC’s outstanding common stock, its current directors, and its executive officers and directors as a group. To SRC’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percent Of Class	Title Of Class
Scott Landow, CEO Director	0	-	Common
Mark Livingston, Director	0	-	Common
All Executive Officers and Directors as a group (3) people	0	-
Jeffrey Benison	17,530,174	21.4%	Common
A. Scott Dockter 3080 Boeing Rd Cameron Park, CA 95682	10,019,611	12.2%	Common
David McClelland 2545 Pinion Hills Drive Carson City, Nevada 89701	8,493,334(1)	10.4%	Common
Peter Kristensen	4,598,450(2)	5.6%	Common
Syver Norderhaug	75,000	Less than 1%
Pauline Schneider	500,000	Less than 1%	Common
David Bridgeford 501 Castillian Ct Roseville, CA 95747	166,668	Less than 1%	Common

 (1) Amount excludes 230,503 shares of common stock held by Mr. McClelland’s wife for which he disclaims beneficial ownership.

(2) Mr. Kristensen was granted options in June, 2011 to purchase 250,000 shares these options expired on March 31, 2013.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value, of which 72,510,225 common shares were issued and outstanding as of December 31, 2012.

Common Stock

The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero issued and outstanding as of December 31, 2012.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired except 250,000 options which expired on March 31, 2013 and 1,650,834 in warrants.

Stock Option Plan

In February, 2011, the Board of Directors of the Company approved the 2011 Equity Compensation Plan (the "Plan"), the purpose of the Plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in value of the common stock through the granting of the following stock awards: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The Company, by means of the Plan, seeks to retain the services of the group of persons eligible to receive stock awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The Board shall administer the Plan unless and until the Board delegates administration to a Committee. Subject to the provisions relating to adjustments upon changes in stock, the stock that may be issued pursuant to stock awards shall not exceed in the aggregate three million three hundred thirty-three thousand three hundred and thirty-three (3,333,333) shares of Common Stock.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012(a)	Weighted-average exercise price of outstanding options, warrants and right(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans to be approved by security holders	250,000	$0.02	3,083,333
TOTAL	250,000	$0.02	3,083,333

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Convertible Securities

The Company has eleven (11) convertible security.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

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

In September, 2011, the Company borrowed $2,800 from two individuals.  The Notes bear no interest and are due upon demand.  As of December 31, 2012 the Company owed $2,300.

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

In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011 at December 31, 2012 $125,000 of these notes payable were held by related parties.

Except for the above transaction, since the inception of SRI on May 27, 2010 through December 31, 2011 there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

•

-a Director or Officer;

•

-any nominee for election as a director;

•

-any principal security holder identified in the preceding “Security Ownership of Certain Beneficial Owners and Management” section; or

•

-any relative, spouse, or relative of such spouse, of the above referenced person.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Rose, Snyder & Jacobs LLP. for the audit of the Company’s annual financial statements for fiscal year ended December 31, 2012 and 2011 were approximately $27,000 and $44,750, respectively.

Audit-Related Fees. The aggregate fees billed by Rose, Snyder & Jacobs LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2012 and 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by Rose, Snyder & Jacobs LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011were $0, and $0, respectively.

All Other Fees.  The aggregate fees billed by Rose, Snyder & Jacobs LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2012 and 2011approximated $0 and $0,  respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
4.1(*)	Convertible Promissory Notes
4.2(*)	Steele Resources Equity Compensation Plan
10.1(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.2(3)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
10.8(7)	Copper Canyon Mineral Lease dated April 28, 2011.
10.9(8)	Convertible Promissory Note Asher Enterprises, Inc.
10.10(8)	Billali Gold Mine Purchase Agreement
10.11 (9)	Joint Venture Agreement
10.12 (10)	Contribution and Assumption Agreement
14(5)	Code of Business Conduct and Ethics
21	Subsidiaries of Steele Resources Corporation
31.1(*)	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(*)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to registrant’s Form 10-K for December 31, 2011.

(8) Filed as an exhibit to registrant’s From 10-Q on May 15, 2012.

(9) Filed as an exhibit to registrant’s From 10-Q on August 20, 2012.

(10) Filed as an exhibit to registrant’s From 8-K on December 10, 2012.

(*) Filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORP.

Date: May 17, 2013	By /s/ Scott Landow
Scott Landow
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Landow	Director and	May 17, 2013
Scott Landow	Chief Executive Officer

/s/ Mark Livingston	Director	May 17, 2013
Mark Livingston