Form 10-Q
period 2013-03-31
STEELE RESOURCES CORP
filed 2013-05-20
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number  000-53474

STEELE RESOURCES CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	75-3232682
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2705 Garnet Avenue, Suite 2A San Diego, CA	95682
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(225) 246-2181

2705 Garnet Avenue, Suite 2A

San Diego, CA  92109

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

The number of shares of the issuer’s common stock outstanding as of May 18, 2013 was 81,285,225.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  There has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

Property and equipment, net	-	-

Other assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$238,214	$238,203
Accrued expenses	547,291	485,969
Derivative liability	660,285	93,235
JV agreement refund payable	540,000	540,000
Note payable - related parties	235,300	235,300
Notes payable	531,411	531,411
Convertible note payable	349,750	359,250
TOTAL LIABILITIES	3,102,251	2,483,368

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
0 are issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;
79,285,225 and 72,510,225 issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively	61,091	54,316
Additional paid-in capital	2,650,232	2,638,007
Deficit accumulated during exploration stage	(5,813,574)	(5,175,691)
TOTAL STOCKHOLDERS' DEFICIT	(3,102,251)	(2,483,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
	For the Three Months Ended		from May 27, 2010
	March 31,		(inception) through
	2013	2012	March 31, 2013

REVENUE	$-	$-	$531,126

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	-	342,025
General and administrative	-	610,546	1,992,535
Exploration expense	-	105,270	2,336,933
Total costs and operating expenses	-	715,816	4,671,493
OPERATING LOSS	-	(715,816)	(4,140,367)

OTHER EXPENSES:
Interest expense	637,883	147,145	1,673,207
Total other expense	637,883	147,145	1,673,207

LOSS BEFORE INCOME TAXES	(637,883)	(862,961)	(5,813,574)
Provision for income taxes	-	-	-
NET LOSS	$(637,883)	$(862,961)	$(5,813,574)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	78,718,558	46,936,551

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
	For the Three Months Ended		from May 27, 2010
	March 31,		(inception) through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(637,883)	$(862,961)	$(5,813,574)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	3,332	52,118
Stock-based compensation	-	11,821	569,888
Amortization of debt discount	-	74,742	763,614
Fixed assets issued for services	-	-	7,132
Stock issued for exploration costs	-	-	315,000
Share based compensation	-	340,000	145,659
Change in derivative liability	576,550		378,785
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	1,618	-
Accounts payable and accrued expenses	61,333	(57,551)	301,596
Accrued expenses	-	33,126	575,221
Other assets	-	-	-
Net cash used in operating activities	-	(455,873)	(2,704,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(37,965)
Proceeds from disposal of assets	-	-	8,900
Net cash used in investing activities	-	-	(29,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	288,500	633,500
Cash acquired in reverse merger	-	-	19,200
Proceeds from investor advances	-	-	103,649
Cash from joint venture funding	-	-	540,000
Cash form project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash form project funding partners - related party	-	-	50,000
Proceeds from notes payable	-	222,750	1,592,962
Repayments on notes payable	-	(125,000)	(453,000)
Proceeds from notes payable - related party	-	63,000	137,148
Repayments on notes payable - related party	-	-	(59,833)
Net cash provided by financing activities	-	449,250	2,733,626

INCREASE (DECREASE) IN CASH	-	(6,623)	-
CASH, BEGINNING OF YEAR	-	23,107	-
CASH, END OF YEAR	$-	$16,484	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$6,036	$9,397
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Transfer of property for services	$-	$-	$7,132
Common stock issued for conversion of debt	$9,500	$-	$257,006

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $531,126 in revenues since inception.  During the three months ended March 31, 2013, the Company incurred a net loss of $637,883 and as of March 31, 2013 has an accumulated deficit of $5,813,574.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name to Steele Resources Corporation.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of March 31, 2013, management has determined that there was no impairment loss required.

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

Asset Retirement Obligations

The Company had no operating properties at March 31, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of March 31, 2013 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

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

At March 31, 2013 common stock equivalents consisted of warrants to purchase 1,650,833.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  2012-2 (ASU 2012-2), Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update is also intended to improve the consistency in impairment testing guidance among long-lived asset categories. Previous guidance required an entity to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount at least on an annual basis. If the carrying amount exceeded its fair value, an entity needed to recognize an impairment loss in the amount of the excess. The amendment to this update allows an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment will determine whether it is necessary to perform quantitative impairment tests. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted for impairment tests performed as of July 27, 2012. The Company believes the adoption of ASU 2012-2 will not have a material impact on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities,  where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for the Company on July 1, 2013. The Company believes the adoption of ASU 2011-11 will not have a material impact on its financial statements.

NOTE 3 - MINING PROJECTS

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

NOTE 4 - NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

McClelland Family Trust (N-1)	$45,000	$45,000
Dated - January, 2011 (Related Party)

Lease Purchase Agreement - A & P Lease (N-2)	50,000	50,000
Dated - May, 2011

D & D McClelland Note (N-3)	63,000	63,000
Dated - January 19, 2012 (Related Party)

Lease Purchase Agreement - A & P Lease (N-4)	50,000	50,000
Dated - April, 2011

Benison Note 9 (N-5)	61,750	61,750
Dated - March 20, 2012

Benison Note 10 (N-6)	100,000	100,000
Dated - April 19, 2012

Benison Master Secured Note (N-7)	37,012	37,012
Dated - September 28, 2012

Related Party (N-8)	2,300	2,300
Dated - January 27, 2012 (Related Party)

Mike Myrick (N-9)	4,000	4,000
Dated - March 23, 2012

NPI Notes Payable (N-10)	200,000	200,000
Dated August 1, 2011 ($125,000 is Related Party)

S Norderhaug Note (N-11)	50,000	50,000
Dated - June 24, 2010 (Related Party)

Advances from shareholder (N-12)	103,649	103,649
Dated August 1, 2011

Total Notes payable	$766,711	$766,711
Less: discount applicable	-	-
Less: current portion of long-term debt	766,711	766,711
Long-term debt	$-	$-

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

N-2 A & P Lease Agreement: In May, 2011, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the initial lease payment due. The note bears 12% interest rate and was due May 31, 2011.  The Company is working with the note holders to extend the terms of the repayment until SRC secures adequate working capital.  This note is in default.

N-3  D & D McClelland Note:  In January 2012, the Company issued a promissory note to a related party and a relative to a related party for a total of $63,000. The note bears simple interest at an annual rate of 20% per annum and is due July 27, 2012. In conjunction with the Note, 50,000 shares of common stock were issued to the lender. These shares were valued at $5,500 and recorded as a note discount. The lender has the option, at maturity, to convert the note and accrued interest into common at a price of $0.10 per share.  This note is in default.

N-4 A & P Lease Note Payable:  In March, 2012, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the 2012 annual lease payment due. The note bears 12% interest rate and was due April 16, 2012.  This note is in default.

N-5 Benison Note 9:  In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.  Warrants to issue 617,500 shares at $0.20 per share were issued in connection with the note.  This note is in default.

N-6 Benison Note 10:  In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note.  This note is in default.

N-7 Benson Master Secured Notes:  In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. The note bears interest at 5%. The first draw was recorded on September 28, 2012 for $37,012.  This note is secured by the Company’s interest in Shooting Star.  This note is in default.

N-8 Related Party Notes:  In September, 2011, the Company borrowed $1,300 and $1,500 from two individuals.  The Notes bear no interest and are due upon demand.

N-9 Mike Myrick:  In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.  This note is in default.

N- 10 NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011 at March 31, 2013 $125,000 of these notes payable were held by related parties.  This note is in default.

N-11 S Norderhaug Note:  In June, 2010, the Company issued a note for $50,000 to one individual with an interest rate of 5%. The note was due December 21, 2011.   This note is in default.

N-12 Advances from Shareholders:  During May to June, 2012, the Company received advances of $103,649.  This advance does not have any terms to for repayment.

NOTE 5 - CONVERTIBLE PAYABLES

The Company had the following notes payable outstanding as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Asher Enterprises T8 (C-1)	$19,500	$29,000
Dated - January 30, 2012

Benison Note 7 (C-2)	250,000	250,000
Dated - December 28, 2011

Benison Note 8 (C-3)	54,000	54,000
Dated - January 27, 2012

Mike Myrick (C-4)	15,000	15,000
Dated - May 13, 2011

Benison IRA (C-5)	10,000	10,000
Dated - November 7, 2012

Coventry Note (C6)	1,250	1,250
Dated - July, 2011

Total Notes payable	$349,750	$359,250
Less: discount applicable to NPI notes payable	-	-
Less: current portion of long-term debt	(349,750)	(359,250)
Long-term debt	$-	$-

C-1 Asher Enterprises Note T8:  In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012.  The Company converted $33,500 on this note with a balance of $19,500.  The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

C-2 Benison Note 7: In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share to be adjusted downward in the case of new issuances which it will convert at $.0008 as of March 31, 2013. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.  This note is in default.

C-3 Benison Note 8:  In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation.  This note is in default.

C-4 Mike Myrick Notes:  In May and June 2011, the Company issued convertible notes for a total $15,000. The notes bear interest at 20% per annum and are due June 13 and July 30, 2011. The conversion price is $0.15. The note holder has extended the due date for the notes until the Company secures adequate financing.  This note is in default.

 C-5 Benison:  In November 7, 2012, the Company issued convertible notes for a total $10,000. The note bears interest at 5% per annum and due November 7, 2013. The conversion price is $0.002 to be adjusted downward in the case of new issuances which it will convert at $.0008 as of March 31, 2013.. The note holder has a right to convert the note at the maturity date of the note.

C-6 Coventry:  In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was repaid in October, 2011 except for a remaining balance of $1,250. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

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

The following table summarizes fair value measurements by level at March 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

at March 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($659,173)	($659,173)
Warrants liability			(1,112)	(1,112)
Total Derivative liability			(660,285)	(660,285)

at December 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($92,000)	($92,000)
Warrants liability			(1,235)	(1,235)
Total Derivative liability			(93,235)	(93,235)

Derivative liability for conversion features for the year ended March 31, 2013 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.5 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at May 27, 2010 (Inception)	$0
Issuance of instruments	52,250
Relief from liability	0
Value at December 31, 2010	$52,250
Issuance of instruments	360,916
Relief from liability	285,163
Value at December 31, 2011	$128,000
Issuance of instruments	187,000
Relief from liability	24,000
Change of value	(197,765)
Value at December 31, 2012	$93,235
Change of value	576,550
Relief from Liability	(9,500)
Change in value March 31, 2013	$660,285

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - EQUITY

Common Stock

On March 31, 2013, the Company had 79,285,225 shares issued and outstanding and authorized common shares of 300,000,000.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of March 31, 2013.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.

Year ended March 31, 2013

In January, 2013, the Company issued 3,375,000 shares of common stock to Asher Enterprises following the conversion of $2,700 of principal of a convertible note issued in January, 2012.

In February, 2013, the Company issued 3,400,000 shares of common stock to Asher Enterprises following the conversion of $6,800 of principal of a convertible note issued in January, 2012.

Year ended March 31, 2012

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9- STOCK-BASED COMPENSATION

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

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	3,333,333	-	-		-
Grants		2,066,669	$0.1204	2.00
Forfeitures		-	-
December 31, 2011		2,066,669		1.00	$86,750
Grants		-
Forfeitures		(1,816,669)	-
December 31, 2012	3,083,333	250,000	$0.12	0.33	-
Exercisable		250,000	$0.12	0.33
Forfeitures		(250,000)
March 31, 2013	3,333,333	-

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

(k)  Termination of Continuous Service.  (1) In the event an Optionholder’s Continuous Service terminates (other than upon the Optionholder’s death or Disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise it as of the date of termination) but only within such period of time ending on the earlier of (i) the date three (3) months following the termination of the Optionholder’s Continuous Service (or such longer or shorter period specified in the Option Agreement, which shall not be less than thirty (30) days, unless such termination is for cause), or (ii) the expiration of the term of the Option as set forth in the Option Agreement.  If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Option Agreement, the Option shall terminate.”

All employees have been terminated for over 90 days and therefore all options have expired, as a matter of the Equity Compensation Plan.

Warrants

During the three months ended March 31, 2013, no awards were granted, in connection with a note payable.

Summary of warrant activity at March 31, 2013 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	1,033,334	$0.4839	4.29	$-
Grants	-	-
Expired	-	-
December 31, 2011	1,033,334	$0.4839	3.29	234,000
Grants	617,500	0.0008	3.00	-
Expired		-
December 31, 2012	1,650,834	$0.38	3.38	$-
March 31, 2013	1,650,834	$0.001	3.00	$-

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price
$0.0008	617,500	617,500	2.00	0.0008
$0.4500	1,000,000	1,000,000	3.50	$0.4500
$1.5000	33,334	33,334.58		$1.5000

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

The fair value of the options granted during the March 31, 2013 and December 31, 2012 is estimated at $0.00 and $71,000, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2012
Term	3 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

NOTE 10 - SUBSEQUENT EVENTS

On April 17, 2013 the Company granted 2,000,000 common shares to prior officers of the Company as part of their resignation the value of those shares were $12,000.

As of May 9, 2013 Asher Enterprises and Jeff Benison have called their notes for certain provision or action by the Company such as a change in control of the Company or late filing of SEC required filings.  The note was called for the Company’s failure to file timely SEC filings.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, any changes in current accounting rules, and future regulatory or legislative actions (including additional taxes, changes in environmental regulation,  and disclosure requirements under the Dodd-Frank Wall Street Reform,  Consumer Protection Act and the Jumpstart our Business Startups Act of 2012),  all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

General

We are an exploration stage company and that there is no assurance that a commercially viable mineral deposit exist on any of our properties and that further exploration will be required.

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resources through in a market where we believe capital is transitioning to the safety of gold.  Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $531,126 in revenues since inception.  During the three months ended March 31, 2013, the Company incurred a net loss of $637,883 and as of March 31, 2013 has an accumulated deficit of $5,813,574.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

Results of Operation

We are an exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. For the three months ended March 31, 2013, we generated $0 revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan. We incurred losses of $637,883 for the three months ended March 31, 2013, compared to $862,961 for the three months ended March 31, 2012.

Three months Ended March 31, 2013 Compared to Three months Ended March 31, 2012

For the three months ended March 31, 2013, we generated $0 revenue. Our future revenue plan is still uncertain as we are in an early testing and exploration phase and are still dependent on our ability to effectively and economically mine gold. We incurred losses of $637,883 and $862,961 for the three months ended March 31, 2013 and 2012, respectively.

Our operating expenses for exploration activities were $0 and $105,270 for the three months ended March 31, 2013 and 2012, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mine claims.

Our general and administrative expenses were $0 and $610,546 for the three months ended March 31, 2013 and 2012 respectively. The decrease is primarily related to the lack of operations for the quarter while we were seeking new management.

Our interest expense was $637,883 and $147,145 for the three months ended March 31, 2013, and 2012 respectively. The increases are primarily attributable to the beneficial conversion features.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2013 was $0 compared to $455,873 for the three months ended March 31, 2012. The decrease in cash used in operations was primarily attributable to our mining activities and payments made to the professionals during the three months ended March 31, 2013.

Our cash provided by financing activities for the three months ended March 31, 2013 was $0, compared to $449,250 for the three months ended March 31, 2012. The decrease is mainly due to lack of operations while we were seeking new management.

We are in need of approximately $25,000 per month in order to meet our operating expenses. If we have insufficient revenue, we will be able to borrow the funds from Tonaquint pursuant to the agreements in place.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Additional Information

Steele files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2013 mainly due to lack of segregation of duties.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We plan to resolve the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function.  As our financing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, except as follows:

We are subject to additional disclosure relating to the Iran Threat Reduction and Syria Human Rights Act of 2012

As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in its annual and quarterly Exchange Act reports filed after February 6, 2013.  If our company or its affiliates engaged in specified types of behavior during the period covered by the report, we will be required to disclose those activities.  Please contact Chief Financial Officer of our company immediately if you know or have any reason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1, 2012 up to the date of this report.  Please note that this inquiry relates to the activities or conduct of the Company, any affiliate of the Company, as well as to the conduct of any person who has acted or is acting on behalf of or for the benefit of any of them.  For purposes of this question an “affiliate” is defined as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiring disclosure:  (a) activities or transactions relating to Iran’s ability to develop petroleum resources, maintain or expand Iran’s domestic production of refined petroleum products, or import refined petroleum products; (b) activities or transactions contributing to Iran’s ability to acquire or develop weapons of mass destruction or participating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreign financial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism, (ii) facilitating activities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitate efforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned or controlled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran’s Revolutionary Guard Corps, whose property is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran’s acquisition or use of goods or technologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or (f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Government of Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing, without the specific authorization of a U.S. Government agency.

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

Management lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. We do however, employ a geochemist who is very familiar with exploration and a subcontractor who has experience operating placer plants.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

In January, 2013, the Company issued 3,375,000 shares of common stock to Asher Enterprises following the conversion of $2,700 of principal of a convertible note issued in January, 2012.

In February, 2013, the Company issued 3,400,000 shares of common stock to Asher Enterprises following the conversion of $6,800 of principal of a convertible note issued in January, 2012.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

All Convertible Notes are in default as of March 31, 2013.

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

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES

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

STEELE RESOURCES CORPORATION

Dated: May 20, 2013	/s/ Scott Landow
Scott Landow
Chief Executive Officer

Dated: May 20, 2013	/s/ Scott Landow
Scott Landow
Chief Financial Officer