Form 10-Q/A
period 2013-03-31
STEELE RESOURCES CORP
filed 2013-05-21
CIK 1404280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to ____________

STEELE RESOURCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	75-3232682
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2705 Garnet Avenue, Suite 2A San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 847-9090

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

Registrant had 81,285,225 shares of common stock issued and outstanding as of May 17, 2013.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 of STEELE RESOURCES CORP. (the “Company”) filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended Mar ch 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013.

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

STEELE RESOURCES CORP.
(Registrant)

Date: May 21, 2013

/s/ Scott Landow
Scott Landow
Chief Executive Officer and Chief Financial Officer

4