Form 10-Q
period 2013-06-30
STEELE RESOURCES CORP
filed 2013-08-16
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of the issuer’s common stock outstanding as of August 12, 2013 was 99,191,944.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  There has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30,	December 31,
	2013	2012

TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$232,327		$238,203
Accrued expenses	605,822		485,969
Derivative liability	387,418		93,235
JV agreement refund payable	540,000		540,000
Note payable - related parties	542,226		235,300
Notes payable	282,649
Convertible note payable - related parties	314,000	-	531,411
Convertible note payable	26,400		359,250
TOTAL LIABILITIES	2,930,842		2,483,368

CONTINGENCIES AND COMMITMENTS	-		-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
0 are issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;
91,229,680 and 72,510,225 issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	73,035		54,316
Additional paid-in capital	2,672,085		2,638,007
Deficit accumulated during exploration stage	(5,675,961)		(5,175,691)
TOTAL STOCKHOLDERS' DEFICIT	(2,930,842)		(2,483,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-		$-

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					For the Period
	For the Three Months Ended		For the Six Months Ended		from May 27, 2010
	June 30,		June 30,		(inception) through
	2013	2012	2013	2012	June 30, 2013

REVENUE	$-	$-	$-	$-	$531,126

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	310,000	-	415,270	342,025
General and administrative	64,276	218,851	64,276	691,158	2,056,811
Exploration expense	-	13,034	-	151,273	2,336,933
Total costs and operating expenses	64,276	541,885	64,276	1,257,701	4,735,769
OPERATING LOSS	(64,276)	(541,885)	(64,276)	(1,257,701)	(4,204,643)

OTHER (INCOME) EXPENSES:
Change in derivative value	(260,494)	(53,000)	316,056	(128,000)	118,291
Interest expense	58,605	190,544	119,938	412,689	1,353,027
Total other (income) expense	(201,889)	137,544	435,994	284,689	1,471,318

LOSS BEFORE INCOME TAXES	137,613	(679,429)	(500,270)	(1,542,390)	(5,675,961)
Provision for income taxes	-	-	-	-	-
NET LOSS	$137,613	$(679,429)	$(500,270)	$(1,542,390)	$(5,675,961)

NET LOSS PER SHARE:
Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding, basic	89,755,599	58,741,645	84,237,079	52,839,098

Weighted average common shares outstanding, diluted	368,106,672	58,741,645	84,237,079	52,839,098

The accompanying notes are an integral part of these financial statements.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
	For the Six Months Ended		from May 27, 2010
	June 30,		(inception) through
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(500,270)	$(1,542,390)	$(5,675,961)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	35,212	52,118
Stock-based compensation	12,000	23,642	581,888
Amortization of debt discount	-	255,339	763,614
Fixed assets issued for services	-	-	7,132
Stock issued for exploration costs	-	210,000	315,000
Share based compensation	-	340,000	145,659
Change in derivative liability	316,056	(128,000)	118,291
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	1,618	-
Accounts payable and accrued expenses	(5,802)	(42,135)	234,461
Accrued expenses	178,016	194,834	753,237
Other assets	-	2,712	-
Net cash used in operating activities	(0)	(649,168)	(2,704,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(37,965)
Proceeds from disposal of assets	-	3,000	8,900
Net cash used in investing activities	-	3,000	(29,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	295,500	633,500
Cash acquired in reverse merger	-		19,200
Proceeds from investor advances	-	103,649	103,649
Cash from joint venture funding	-	-	540,000
Cash form project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash form project funding partners - related party	-	-	50,000
Proceeds from notes payable	-	337,912	1,592,962
Repayments on notes payable	-	(178,000)	(453,000)
Proceeds from notes payable - related party	-	64,000	137,148
Repayments on notes payable - related party	-	-	(59,833)
Net cash provided by financing activities	-	623,061	2,733,626

INCREASE (DECREASE) IN CASH	(0)	(23,107)	(0)
CASH, BEGINNING OF YEAR	-	23,107	-
CASH, END OF YEAR	$(0)	$-	$(0)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$74	$42,532	$9,471
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Transfer of property for services	$-	$-	$7,132
Common stock issued for conversion of debt	$18,924	$-	$267,206

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $531,126 in revenues since inception.  During the six months ended June 30, 2013, the Company incurred a net loss of $500,270 and as of June 30, 2013 has an accumulated deficit of $5,675,961.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

On July 16, 2010, SRC’s wholly owned subsidiary changed its name from Steele Resource, Inc. to Steele Resources, Inc.

Effective September 1, 2010, Steele Recording Corporation changed its name

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of June 30, 2013, management has determined that there was no impairment loss required.

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

Asset Retirement Obligations

The Company had no operating properties at June 30, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of June 30, 2013 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At June 30, 2013, the Company did not record any liabilities for uncertain tax positions.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

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

Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional shares were dilutive.  The component of basic and dilutive earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 20, 2012
Net Income (loss) attributable to common shareholders	$137,613	$(679,429)	$(500,270)	$(1,542,390)

Weighted-average number of common share outstanding during the period	89,755,599	58,741,645	84,237,079	52,839,098

Dilutive effect of warrants and convertible debt	278,351,073	-	-	-

Common Stock and common stock equivalents used for diluted earnings per share	368,106,672	58,741,645	84,237,079	52,839,098

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  2012-2 (ASU 2012-2), Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update is also intended to improve the consistency in impairment testing guidance among long-lived asset categories. Previous guidance required an entity to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount at least on an annual basis. If the carrying amount exceeded its fair value, an entity needed to recognize an impairment loss in the amount of the excess. The amendment to this update allows an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment will determine whether it is necessary to perform quantitative impairment tests. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted for impairment tests performed as of July 27, 2012. The Company believes the adoption of ASU 2012-2 did not have a material impact on the financial statements.

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

NOTE 4 - NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2013June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

McClelland Family Trust (N-1)	$45,000	$45,000
Dated - January, 2011 (Related Party)

Lease Purchase Agreement - A & P Lease (N-2)	50,000	50,000
Dated - May, 2011

D & D McClelland Note (N-3)	63,000	63,000
Dated - January 19, 2012 (Related Party)

Lease Purchase Agreement - A & P Lease (N-4)	50,000	50,000
Dated - April, 2011

Benison Note 9 (N-5)	61,750	61,750
Dated - March 20, 2012 (Related Party)

Benison Note 10 (N-6)	100,000	100,000
Dated - April 19, 2012 (Related Party)

Benison Master Secured Note (N-7)	37,012	37,012
Dated - September 28, 2012 (Related Party)

Related Party (N-8)	2,300	2,300
Dated - January 27, 2012 (Related Party)

Mike Myrick (N-9)	4,000	4,000
Dated - March 23, 2012

NPI Notes Payable (N-10)	200,000	200,000
Dated August 1, 2011 ($125,000 is Related Party)

S Norderhaug Note (N-11)	50,000	50,000
Dated - June 24, 2010 (Related Party)

Advances from shareholder (N-12)	103,649	103,649
Dated August 1, 2011

Small World Traders Secured Note (N-13)
Dated - April 8, 2013 (Related Party)	58,164	-

Total Notes payable	$824,875	$766,711
Less: discount applicable	-	-
Less: current portion of long-term debt	824,875	766,711
Long-term debt	$-	$-

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

N-5 Benison Note 9:  In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.  Warrants to issue 617,500 shares at $0.20 per share subject to adjustment, were issued in connection with the note.  This note is in default.

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

N- 10 NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011.  At June 30, 2013, $125,000 of these notes payable were held by related parties.  This note is in default.

N-11 S Norderhaug Note:  In June, 2010, the Company issued a note for $50,000 to one individual with an interest rate of 5%. The note was due December 21, 2011.   This note is in default.

N-12 Advances from Shareholders:  During May to June, 2012, the Company received advances of $103,649.  This advance does not have any terms to for repayment.

N-13 Small World Traders Secured Note:  On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note with an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Tradmarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.

NOTE 5 - CONVERTIBLE PAYABLES

The Company had the following notes payable outstanding as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Asher Enterprises T8 (C-1)	$11,400	$29,000
Dated - January 30, 2012

Benison Note 7 (C-2)	250,000	250,000
Dated - December 28, 2011 (Related Party)

Benison Note 8 (C-3)	54,000	54,000
Dated - January 27, 2012 (Related Party)

Mike Myrick (C-4)	15,000	15,000
Dated - May 13, 2011

Benison IRA (C-5)	10,000	10,000
Dated - November 7, 2012 (Related Party)

Coventry Note (C6)	-	1,250
Dated - July, 2011

Total Notes payable	$340,400	$359,250
Less: discount applicable to NPI notes payable	-	-
Less: current portion of long-term debt	(340,400)	(359,250)
Long-term debt	$-	$-

C-1 Asher Enterprises Note T8:  In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012.  The Company converted $41,600 on this note with a balance of $11,400.  The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

C-2 Benison Note 7: In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that is due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share to be adjusted downward in the case of new issuances which it can convert at $.0008 as of June 30, 2013. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.  This note is in default.

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

C-4 Mike Myrick Notes:  In May and June 2011, the Company issued convertible notes for a total of $15,000. The notes bear interest at 20% per annum and are due June 13 and July 30, 2011. The conversion price is $0.15. The note holder has extended the due date for the notes until the Company secures adequate financing.  This note is in default.

 C-5 Benison:  In November 7, 2012, the Company issued convertible notes for a total $10,000. The note bears interest at 5% per annum and due November 7, 2013. The conversion price is $0.002 to be adjusted downward in the case of new issuances which it can convert at $.0008 as of June 30, 2013. The note holder has a right to convert the note at the maturity date of the note.

C-6 Coventry:  In July 2011, the Company issued a convertible note for $25,000 to one entity. The note bears interest at 12% per annum and is due July 14, 2012. The conversion price shall be the lower of $0.05 or 65% of the average of the lowest three closing bid prices in the 15 trading days ending one day before notice of conversion is given. The note, plus accrued interest, was partially repaid in October, 2011 with the balance converted in 2013. The sale was made to one entity in a private, negotiated transaction without any public solicitation.

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

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis:

at June 30, 2013
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($386,800)	($386,800)
Warrants liability			(618)	(618)
Total Derivative liability			(387,418)	(387,418)

at December 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($92,000)	($92,000)
Warrants liability			(1,235)	(1,235)
Total Derivative liability			(93,235)	(93,235)

Derivative liability for conversion features for the year ended June 30, 2013 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.1 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at May 27, 2010 (Inception)	$0
Issuance of instruments	52,250
Relief from liability	0
Value at December 31, 2010	$52,250
Issuance of instruments	360,916
Relief from liability	285,163
Value at December 31, 2011	$128,000
Issuance of instruments	187,000
Relief from liability	24,000
Change of value	(197,765)
Value at December 31, 2012	$93,235
Change of value	316,056
Relief from Liability	(21,873)
Value at June 30, 2013	$387,418

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates.

In accordance with ASC 815-10-35 the Company recognized income of $260,494 in the change in derivative value for the three months ended June 30, 2013, and a change of $576,550 for the change in value for the three months ended March 31, 2013.

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

On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Trademarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.  Our CEO is an employee of Small World Traders but is not the owner of Small World Traders.  Small World Traders has agreed to advance the funds to us.

NOTE 7 - EQUITY

Common Stock

On June 30, 2013, the Company had 91,229,680 shares issued and outstanding and authorized common shares of 300,000,000.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of June 30, 2013.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.

Six Months Ended June 30, 2013

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

In May 20, 2013, the Company issued 4,000,000 shares of common stock to Asher Enterprises following the conversion of $4,400 of principal of a convertible note issued in January, 2012.

In May 30, 2013, the Company issued 4,021,379 shares of common stock to Asher Enterprises following the conversion of $3,700 of principal of a convertible note issued in January, 2012.

In June 6, 2013, the Company issued 1,923,076 shares of common stock to Coventry, Inc.  following the conversion of $1,324 of principal of a convertible note issued in July, 2011.

Six Months Ended June 30, 2012

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

As of March 9, 2013 the Company did not have enough shares authorized to convert all the debt obligations currently owed.  The Company could need at least 397,666,667 common shares to satisfy the Asher Enterprises conversion and the Benison Convertible notes which could convert at $.0008.  It would exceed its authorized shares and the Company is assessing the next legal course of action to resolve this matter.

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

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	3,333,333	-	-		-
Grants		2,066,669	$0.1204	2.00
Forfeitures		-	-
December 31, 2011		2,066,669		1.00	$86,750
Grants		-
Forfeitures		(1,816,669)	-
December 31, 2012	3,083,333	250,000	$0.12	0.33	-
Exercisable		250,000	$0.12	0.33
Forfeitures		(250,000)
June 30, 2013	3,333,333	-

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

All employees have been terminated for over 90 days and therefore all options have expired.

Warrants

During the six months ended June 30, 2013, no awards were granted.

Summary of warrant activity for the year ended December 31, 2012 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	1,033,334	$0.4839	4.29	$-
Grants	-	-
Expired	-	-
December 31, 2011	1,033,334	$0.4839	3.29	234,000
Grants	617,500	0.20	3.00	-
Expired		-
December 31, 2012	1,650,834	$0.38	3.38	$-
June 30, 2013	1,650,834	$0.30	3.00	$-

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price
$0.0008	617,500	617,500	2.00	0.0008
$0.4500	1,000,000	1,000,000	3.50	$0.4500
$1.5000	33,334	33,334.58		$1.5000

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

The fair value of the options granted during the June 30, 2013 and December 31, 2012 is estimated at $0.00 and $71,000, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2012
Term	3 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2013 Benison (Little Gem) forgave $302,411 of debt plus accrued interest in exchange for 50% interest in the 20% ownership of Shooting Star Mining Co., LLC.  Also in that same agreement Benison (Little Gem) acknowledges that there are three remaining debt obligations that may be converted at the discretion of J. Benison at any time prior to the modified Maturity Date at an exercise price of $.0008 per share.

In July 10, 2013, the Company issued 4,000,000 shares of common stock to Asher Enterprises following the conversion of $3,000 of principal of a convertible note issued in January, 2012.

In August 7, 2013, the Company issued 3,962,264 shares of common stock to Asher Enterprises following the conversion of $2,100 of principal of a convertible note issued in January, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $531,126 in revenues since inception.  During the six months ended June 30, 2013, the Company incurred a net loss of $500,270 and as of June 30, 2013 has an accumulated deficit of $5,675,961.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2013, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

Results of Operation

We are an exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. For the three months ended June 30, 2013, we generated $0 revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan. We incurred a net income of $137,613 for the three months ended June 30, 2013 and a loss of $500,270 for the six months ended June 30, 2013, as compared to a loss of $679,429 for the three months ended and an loss of $1,542,390 for the six months ended June 30, 2012.

Three and Six months Ended June 30, 2013 Compared to Three and Six months Ended June 30, 2012

For the six months ended June 30, 2013, we generated $0 revenue. Our future revenue plan is still uncertain as we are in an early testing and exploration phase and are still dependent on our ability to effectively and economically mine gold. We incurred income (losses) of $137,613 and ($679,429) for the three months ended June 30, 2013 and 2012, respectively, as compared to ($500,270) and ($1,542,391) for the six months ended June 30, 2013 and 2012, respectively.

Our operating expenses for exploration activities were $0 and $310,000 for the three months ended June 30, 2013 and 2012, respectively as compared to $0.00 and $415,270 for the six months ended June 30, 2013 and 2012, respectively.   The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mine claims.

Our general and administrative expenses were $64,276 and $218,851 for the three months ended June 30, 2013 and 2012, respectively as compared to $64,276 and $691,158 for the six months ended June 30, 2013 and 2012, respectively.  The decrease is primarily related to the lack of operations for the quarter while we were seeking new management.

Our interest expense were $58,605 and $190,544 for the three months ended June 30, 2013 and 2012, respectively as compared to $119,938 and $412,689 for the six months ended June 30, 2013 and 2012, respectively. The decreases are primarily attributable to the amortization of note discount in 2012.

Our change in derivative value was ($260,494) and ($53,000) for the three months ended June 30, 2013 and 2012, respectively as compared to $316,056 and ($128,000) for the six months ended June 30, 2013 and 2012, respectively.  The increase was in accordance with ASC 815-10-35 the Company recognized income for the three months ended June 30, 2013.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2013 was $0.00 compared to $649,168 for the six months ended June 30, 2012. The decrease in cash used in operations was primarily attributable to our mining activities and payments made to the professionals during the six months ended June 30, 2012.

Our cash provided by financing activities for the three months ended June 30, 2013 was $0.00, compared to $623,061 for the six months ended June 30, 2012. The decrease is mainly due to lack of operations while we were seeking new management.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended June 30, 2013 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

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

In April, 2013, the Company issued 2,000,000 shares of common stock to two prior professionals of the Company.

In May and June of 2013, the Company issued 4,021,379 shares of common stock to Asher Enterprises following the conversion of $8,100 of principal of a convertible note issued in January, 2012.

In June, 2013, the Company issued 1,923,076 shares of common stock to Coventry Enterprises following the conversion of $1,324 of principal and accrued interest of a convertible note issued in July, 2011.

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

All Convertible Notes are in default as of June 30, 2013.

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

STEELE RESOURCES CORPORATION

Dated: August 15, 2013	/s/ Scott Landow
Scott Landow
Chief Executive Officer

Dated: August 15, 2013	/s/ Scott Landow
Scott Landow
Chief Financial Officer