Form 10-K
period 2013-12-31
STEELE RESOURCES CORP
filed 2014-04-15
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  000-53474

STEELE RESOURCES CORPORATION

Nevada	75-3232682
(State of Incorporation)	(I.R.S. Employer Identification)

2705 Garnet Avenue, Suite 2A

San Diego, CA  92109

(Address of principal executive offices)

 (Former address if changed since last report)

Registrant’s telephone number, including area code: (225)-246-2181

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes[X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes[X]  No

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $37,500.

.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at April 7, 2014 there were 104,086,147 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated By Reference -None

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

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

PART I

As used in this Annual Report, “we”, “us”, “our”, “Steele”, “SRC”, “Company” or “our Company” refers to Steele Resource Corporation and its subsidiaries.

ITEM 1. BUSINESS

Overview

Steele Resources Corporation (formerly Steele Recording Corporation) is a U.S. exploration and mining company, incorporated in the state of Nevada on February 12, 2007. On June 17, 2010, the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Steele Resources, Inc. and certain stockholders of Steele Resources, Inc. (the “Reorganization”). Pursuant to the Reorganization, the Company acquired all of the issued and outstanding shares of Steele Resources, Inc., a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, Steele Resources, Inc. was the acquirer.

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

Recent Developments

Billali Gold Mine Letter of Intent

On April 20, 2012, SRI entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Gold and Silver Mine (The “Billali Mine”) from the Billali Gold Mine, LLC (“Seller”) and an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico.  The Purchase Agreement provided for payments to be made over period of two years with transfer of ownership being completed when SRI has satisfied its financial obligations under the Purchase Agreement.  The purchase price for the Billali consists of the issuance of two million shares of common stock of SRC; and initial payment of $100,000; and additional payment of $500,000 within 45 days of the Purchase Agreement being signed; and SRI delivering 600 American Eagle One Ounce Gold Coins on the 12th, 18th and 24th month anniversary of the Purchase Agreement signing, to be delivered to the Seller.  Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI.  The Addition, Seller will be entitled to receive a 5% Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI.  The initial deposit of $100,000 and the issuance of 2,000,000 shares of common stock were competed on April 20, 2012.

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

In the last six months, the fixing price for gold on the London Bullion Market has ranged within $1,200 to the high $1,300’s per troy ounce.

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

Employees

As of December 31, 2013, we had one employee.

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

We were incorporated on May 27, 2010 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $5,294,137 from inception to December 31, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

We operate our corporate headquarters out of 2705 Garnet Avenue, Suite A2, San Diego, CA.  The Company has a month to month lease with Small World Traders and is charged $750 per month.

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
Carlisle Mine
Jim Crow Mine
Bitter Creek Road
From Duncan to Billali Mine via Carlisle Rd is 17 miles
Hwy 76
Carlisle Road
Hwy 70
Duncan
Virden
Hwy 70
Lordsburg
Billali Mine Location Map
Steele Resources Corporation

The district has several historical mines in the area and, to our knowledge,  an estimated 151,000 oz of gold, 1,200,000 pounds of copper, 5,000,000 pounds of lead, and 4,000,000 pounds of zinc was mined from the district from 1880 to 1991. In total, approximately $10,000,000 worth of metals was mined district wide. During this same time period, approximately 4,120 ounces of gold was produced grading at .19 opt gold and 12 opt silver was produced at the Billali Mine.

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

Pony Project was terminated on May 17, 2012.

The A & P Project was terminated on May 17, 2012.

ITEM 3.   LEGAL PROCEEDINGS

SRC was named in an amended complaint filed in District Court, Clark County Nevada, by Phyllis Wynn, individually and as the trustee for the Phyllis Wynn Family Trust.  The Complaint appears to name approximately 81 defendants including Steele Recording Corporation.  The Amended Complaint was filed September 23, 2009.  It alleges 17 causes of actions including breach of contract and fraud against various other defendants and fraudulent conveyance to SRC and its former President and CEO Marlon Steele.  The substance of the Complaint involves a real estate transaction not involving SRC.  We have been informed by Mr. Steele that he does not believe the Plaintiff will prevail as to her claims regarding SRC and has answered with affirmative defenses including but not limited to the defense that the injuries and damages complained of did not occur as the result of any action on the part of SRC but as the sole, direct and proximate result of actions by Plaintiff and third parties not otherwise related to SRC.  The litigation remains in the discovery stages. A former officer of SRC has agreed to indemnify the Company from any eventual costs or loss from this lawsuit.  The Company is presently in the midst of this case and has no further updates.  There has been no activity on this note for 2013 or 2014.

ITEM 4. MINE SAFETY DISCLOSURES

During the year ended December 31, 2013, Steele Resource Corporation has not issued any Federal Mine Safety and Health Act of 1977 violations.  In addition, there are no legal actions pending before the Federal Mine Safety and Health Review Commission as of December 31, 2013.

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

At December 31, 2013, there were 104,086,147 shares of common stock of Steele were issued and outstanding and there were approximately 80 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2013
First Quarter January - March 2013	$ 0.0025	$ 0.0024
Second Quarter April - June 2013	0.002	0.0018
Third Quarter July - September 2013	0.0014	0.0014
Fourth Quarter October - December 2013	0.0012	$ 0.0012
Fiscal Year 2012
First Quarter January - March 2012	$ 0.005	$ 0.002
Second Quarter April - June 2012	0.006	0.0017
Third Quarter July - September 2012	0.002	0.001
Fourth Quarter October - December 2012	0.0013	$ 0.0008

As of April 7, 2014 the closing bid price of our Common Stock was $.0087 per share.

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

In August 16, 2013 the Company issued 2,454,203 shares of common stock to Asher Enterprises following the conversion of $2,450 of principal of a convertible note issued in January, 2012.

In November 11, 2013 the Company issued 2,440,000 shares of common stock to Asher Enterprises following the conversion of $1,220 of principal of a convertible note issued in January, 2012.

Issuer Repurchases of Equity Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Statements of Operations Data:
	Year Ended December 31,
	2013	2012

Revenues	$-	$-
Operating and Other Expenses	118,445	1,780,254

Net Loss	$118,445	$1,780,254

Balance Sheets Data:
	As of December 31,
	2013	2012

Current Assets	$15,082	$-
Total Assets	15,082	-
Current Liabilities	2,546,249	2,483,368
Non Current Liabilities	-	-
Total Liabilities	2,546,249	2,483,368
Working Capital (Deficit)	(2,531,167)	(2,483,368)
Shareholders' Equity (Deficit)	(2,531,167)	(2,483,368)

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

In an effort to create and expand shareholder value, Management has entered into discussions with parties outside of the mining industry, who might be interested in building alternative business opportunities utilizing the Company’s existing skills and resources.  In October of 2013, our company, through its wholly owned subsidiary Steele Resources, Inc., a Nevada corporation (“SRI”) , entered into a Joint Venture with 2nd Wave Strategies, Inc., a Florida based company that develops consumer products primarily in the wellness and sports nutrition marketplace.  Among other requirements, the terms of the Joint Venture are contingent upon our company completing timely filing of its reports with the Securities and Exchange Commission; modifying its capital structure and balance sheet, and accessing a minimum of $1 million in working capital for the Joint Venture on acceptable terms.  There is no guarantee management will be successful in achieving these requirements.

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

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  There are 1,617,500 warrants granted as of December 31, 2013.

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

Results of Operation

Results of Operations for the fiscal year ended December 31, 2013 compared to December 31, 2012

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

For the year ended December 31, 2013, we generated no revenue for year ended December 31, 2012. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $118,445 and $1,780,254 for the years ended December 31, 2013 and 2012, respectively and our losses since inception amount to $5,294,137.

Our operating expenses for exploration activities for the years ended December 31, 2013 and 2012 were $0 and $417,092, respectively.  The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the year ended December 31, 2013 were $165,025 as compared to $880,537 for the year ended December 31, 2012.  The decrease is primarily attributable to the reduction of stock issued for services and stock issued for conversion of debt.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2013 was $155,195 as compared to $685,418 for the year ended December 31, 2012.   The decrease in cash flows used in operations was primarily attributable to payments made to vendors for general and administrative expenses and payments made to related parties during the year ended December 31, 2013 and 2012.  The decrease is also the decrease in invoices that were paid by the Company

Our cash used in investing activities for the year ended December 31, 2013 was $0 as compared to $8,900 for the year ended December 31, 2012.  Payments made during fiscal year 2012 were related to sale of the Company equipment.

Our cash provided by financing activities for the year ended December 31, 2013 was $170,277 as compared to $653,411 for the year ended December 31, 2012. The decrease is mainly due to the proceeds from notes payable of $170,277 for fiscal year 2013.

To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

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

Debt Financing - December 31, 2013

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

Benison Note 10:  In April, 2012, the Company issued a note payable for $100,000 to one individual. The note was due on June 19, 2012. The note bears interest of 20% and interest will continue to accrue until such time as the Company has funds to repay the note. On July 1, 2013 Benison agreed to exchange the balance of this note of $100,000 and accrued interest of $23,945 for a portion of our interest in Shooting Star LLC.

Benson Master Secured Notes:  In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. This note is secured by the Company’s interest in Shooting Star. On July 1, 2013 Benison agreed to exchange the balance of this note of $37,012 and accrued interest of $1,384 for a portion of our interest in Shooting Star LLC.

Benison Note 8:  In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and is due October 29, 2012. The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to an individual in a private, negotiated transaction without any public solicitation. This note was acquired by 5 parties (See C7 - C11 in Convertible Notes Payables)

Small World Traders

On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note with an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Trademarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.  Small World Traders paid $170,277 of expenses on behalf of the Company as of December 31, 2013.

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

29

ITEM 8. FINANCIAL STATEMENTS

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

30

Reports of Independent Registered Public Accounting Firms

Steele Resources Corporation

(An Exploration Stage Company)

San Diego, California

We have audited the accompanying consolidated balance sheet of Steele Resources Corporation, (an Exploration Stage Company) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from May 27, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from May 27, 2010 (inception) to December 31, 2012, which totals reflect a deficit of $5,175,691 accumulated during the exploration stage. Those cumulative totals were audited by other independent auditors, whose report, dated May 14, 2013, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steele Resources Corporation as of December 31, 2013 and the results of its operations and its cash flows for the year then ended and the period from May 27, 2010 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2014

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of

Steele Resources Corporation

We have audited the accompanying consolidated balance sheet of Steele Resources Corporation (an exploration stage Nevada corporation) and Subsidiary as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steele Resources Corporation and Subsidiary as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

May 14, 2013

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2013	2012

Cash	15,082	-

TOTAL ASSETS	$15,082	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$235,970	$238,203
Accrued expenses	488,128	485,969
Derivative liability	315,944	93,235
JV agreement refund payable	540,000	540,000
Note payable - related parties	235,300	235,300
Notes payable	399,277	531,411
Convertible note payable	331,630	359,250
TOTAL LIABILITIES	2,546,249	2,483,368

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 are issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 104,086,147 and 72,510,225 issued and outstanding as of December 31, 2013 and 2012, respectively	104,086	54,316
Additional paid-in capital	2,658,883	2,638,007
Deficit accumulated during exploration stage	(5,294,136)	(5,175,691)
TOTAL STOCKHOLDERS' DEFICIT	(2,531,167)	(2,483,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,082	$-

The accompanying notes are an integral part of these audited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			from May 27, 2010
	December 31,		(inception) through
	2013	2012	December 31, 2013

REVENUE	$-	$-	$531,126

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	-	342,025
General and administrative	165,025	880,537	2,157,560
Exploration expense	-	417,092	2,336,933
Total costs and operating expenses	165,025	1,297,629	4,836,518
OPERATING LOSS	(165,025)	(1,297,629)	(4,305,392)

OTHER (INCOME) EXPENSES:
Gain on the partial sale of Shooting Star LLC	(483,484)	-	(483,484)
Change in derivative value	253,660	(197,765)	55,895
Interest expense	183,244	680,390	1,416,333
Total other (income) expense	(46,580)	482,625	988,744

LOSS BEFORE INCOME TAXES	(118,445)	(1,780,254)	(5,294,136)
Provision for income taxes	-	-	-
NET INCOME (LOSS)	$(118,445)	$(1,780,254)	$(5,294,136)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding, basic and diluted	92,961,764	63,117,514

The accompanying notes are an integral part of these audited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE PERIOD FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT MAY 27, 2010	-	$-	-	$-	$-	$-	$-

Common stock issued for cash	-	-	19,100,000	5,730	9,270	-	15,000
Recapitalization due to reverse merger with Steele Resources, Inc.	-	-	12,733,489	3,820	14,950	-	18,770
Common stock issued for cash	-	-	1,451,111	4,353	307,647	-	312,000
Common stock issued for exploration costs	-	-	176,667	530	104,470	-	105,000
Issuance of warrants with note payable	-	-	-	-	6,203	-	6,203
Net loss	-	-	-	-	-	(804,170)	(804,170)
BALANCE AT DECEMBER 31, 2010	-	-	33,461,267	$14,433	$442,540	$(804,170)	$(347,197)

Common stock issued for accounts payable conversion	-	-	1,899,167	2,433	227,455	-	229,888
Common stock issued for debt conversion	-	-	9,460,230	9,460	216,793	-	226,253
Common stock issued with notes payable	-	-	150,003	450	14,600	-	15,050
Reclassification of derivatives liability	-	-	-	-	285,163	-	285,163
Beneficial conversion feature	-	-	-	-	130,388	-	130,388
Common stock issued for cash	-	-	87,038	87	10,913	-	11,000
Share-based compensation	-	-	-	-	122,017	-	122,017
Contingent liability	-	-	-	-	57,116	-	57,116
Net loss	-	-	-	-	-	(2,591,267)	(2,591,267)
BALANCE AT DECEMBER 31, 2011	-	-	45,057,705	$26,863	$1,506,985	$(3,395,437)	$(1,861,589)

Common stock issued with notes payable	-	-	50,000	50	5,450	-	5,500
Common stock issued for debt conversion	-	-	19,147,520	19,148	234,385	-	253,533
Common stock issued for accounts payable conversion	-	-	3,000,000	3,000	337,000	-	340,000
Common stock issued for cash	-	-	3,255,000	3,255	292,245	-	295,500
Common stock issued for exploration costs	-	-	2,000,000	2,000	208,000	-	210,000
Share-based compensation	-	-	-	-	23,642	-	23,642
Derivatives liability	-	-	-	-	24,000	-	24,000
Beneficial conversion feature	-	-	-	-	6,300	-	6,300
Net loss	-	-	-	-	-	(1,780,254)	(1,780,254)

The accompanying notes are an integral part of these audited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT (continued)
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE PERIOD FROM MAY 27, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2012	-	-	72,510,225	$54,316	$2,638,007	$(5,175,691)	$(2,483,368)

Common stock issued for services	-	-	2,000,000	2,000	10,000	-	12,000
Common stock issued for debt conversion	-	-	29,575,922	29,576	(1,881)	-	27,695
Debt that was converted of the derivatives liability	-	-	-	-	30,951	-	30,951
Correction of par value	-	-	-	18,194	(18,194)	-	-
Net loss	-	-	-	-	-	(118,445)	(118,445)
BALANCE AT DECEMBER 31, 2013	-	-	104,086,147	$104,086	$2,658,883	$(5,294,136)	$(2,531,167)

The accompanying notes are an integral part of these audited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			from May 27, 2010
	December 31,		(inception) through
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(118,445)	$(1,780,254)	$(5,294,136)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	-	38,972	52,118
Gain on partial sale of Shooting Star LLC	(483,484)	-	(483,484)
Stock-based compensation	12,000	340,000	581,888
Amortization of debt discount	-	384,512	763,614
Fixed assets issued for services	-	7,132	7,132
Stock issued for exploration costs	-	210,000	315,000
Share based compensation	-	23,642	145,659
Change in derivative liability	253,660	(197,765)	253,660
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	1,618	-
Accounts payable and accrued expenses	(2,233)	(44,414)	238,030
Accrued expenses	183,307	328,427	560,763
Other assets	-	2,712	-
Net cash used in operating activities	(155,195)	(685,418)	(2,859,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(37,965)
Proceeds from disposal of assets	-	8,900	8,900
Net cash used in investing activities	-	8,900	(29,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	295,500	633,500
Cash acquired in reverse merger	-	-	19,200
Proceeds from investor advances	-	103,649	103,649
Cash from joint venture funding	-	-	540,000
Cash form project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash form project funding partners - related party	-	-	50,000
Proceeds from notes payable	170,277	319,762	1,763,239
Repayments on notes payable	-	(128,000)	(453,000)
Proceeds from notes payable - related party	-	63,000	137,148
Repayments on notes payable - related party	-	(500)	(59,833)
Net cash provided by financing activities	170,277	653,411	2,903,903

INCREASE (DECREASE) IN CASH	15,082	(23,107)	15,082
CASH, BEGINNING OF YEAR	-	23,107	-
CASH, END OF YEAR	$15,082	$-	$15,082

The accompanying notes are an integral part of these audited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (continued)

			For the Period
			from May 27, 2010
	December 31,		(inception) through
	2013	2012	December 31, 2013

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$42,532	$9,471
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Transfer of property for services	$-	$7,132	$7,132
Reclassification of Derivative to APIC	$30,951	$-	$30,951
Correction of Par	$18,194	$-	$18,194
Exchange of interest in Shooting Star LLC for note reduction and related accrued interest	$(483,484)	$-	$(483,484)
Common stock issued for conversion of debt	$27,695	$253,533	$275,201

The accompanying notes are an integral part of these audited consolidated financial statements

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated $531,126 in revenues since inception.  During the year ended December 31, 2013, the Company incurred a net loss of $118,445 and $1,780,254 as of December 31, 2012 has an accumulated deficit of $5,294,136.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash and cash equivalents include cash on hand and cash in the bank. The FDIC insures these deposits up to $250,000.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of December 31, 2013, management has determined that there was no impairment loss required.

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

Asset Retirement Obligations

The Company had no operating properties at December 31, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of December 31, 2013 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

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

At December 31, 2013 common stock equivalents consisted of warrants to purchase 1,617,500 and no options.

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

Derivatives

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company has entered into several convertible notes and there is not enough authorized common stock of the Company so all convertible notes are considered derivatives.

Derivative instruments are accounted for at fair value in accordance with SFAS 133. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivative and other instruments that are designated and qualify as hedges of long-term investments in foreign subsidiaries, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for disclosure purposes for the years ended December 31, 2013 and 2012.

There are no derivatives that are designated as hedges for accounting purpose and are material for disclosure purpose for December 31, 2013 and 2012.

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

Billali Gold Mine

On April 20, 2012, SRI entered into a definitive Purchase Agreement (the “Purchase Agreement”) for the acquisition of the Billali Gold and Silver Mine (The “Billali Mine”) from the Billali Gold Mine, LLC (“Seller”) and an advanced stage epithermal silver-gold quartz vein deposit in the Steeple Rock Mining District of New Mexico.  The Purchase Agreement provided for payments to be made every period of two years with transfer of ownership being completed when SRI was satisfied its financial obligations under the Purchase Agreement.  The purchase price for the Billali consists of the issuance of two million shares of common stock of SRC; and initial payment of $100,000; and additional payment of $500,000 within 45 days of the Purchase Agreement being signed; and SRI delivering s600 American Eagle One Ounce Gold Coins on the 12th, 18th and 24th month anniversary of the Purchase Agreement signing, to be delivered to the Seller.  Upon satisfaction of these terms, the Seller will complete the transfer of full right and title of ownership of the Billali Mine to SRI.  The Addition, Seller will be entitled to received a 5% Net Smelter Return on any and all future mining activity at the Billali Mine following the transfer of ownership to SRI.  The initial deposit of $100,000 and the issuance of 2,000,000 shares of common stock were competed on April 20, 2012.

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

NOTE 4 - NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

McClelland Family Trust (N-1)	$45,000	$45,000
Dated - January, 2011 (Related Party)

Lease Purchase Agreement - A & P Lease (N-2)	50,000	50,000
Dated - May, 2011

D & D McClelland Note (N-3)	63,000	63,000
Dated - January 19, 2012 (Related Party)

Lease Purchase Agreement - A & P Lease (N-4)	50,000	50,000
Dated - April, 2011

Benison Note 9 (N-5)	-	61,750
Dated - March 20, 2012 (Related Party)

Benison Note 10 (N-6)	-	100,000
Dated - April 19, 2012 (Related Party)

Benison Master Secured Note (N-7)	-	37,012
Dated - September 28, 2012 (Related Party)

Related Party (N-8)	2,300	2,300
Dated - January 27, 2012 (Related Party)

Mike Myrick (N-9)	4,000	4,000
Dated - March 23, 2012

NPI Notes Payable (N-10)	200,000	200,000
Dated August 1, 2011 ($125,000 is Related Party)

S Norderhaug Note (N-11)	50,000	50,000
Dated - June 24, 2010 (Related Party)

Advances from shareholder (N-12)	-	103,649
Dated August 1, 2011

Small World Traders Secured Note (N-13)
Dated - April 8, 2013	170,277	-

Total Notes payable	$634,577	$766,711
Less: discount applicable	-	-
Less: current portion of long-term debt	634,577	766,711
Long-term debt	$-	$-

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

N-5 Benison Note 9:  In March, 2012, the Company issued a note payable for $61,750 to one individual. The note was due on June 30, 2012. The note holder has informed the Company that an interest penalty of $10,000 per month will accrue until the note is paid in full.  Warrants to issue 617,500 shares at $0.20 per share subject to adjustment, were issued in connection with the note.  These warrants are considered a derivatives and the Company does not have enough authorized common stock to issue if converted.  These warrants are not considered hedging derivatives and not material for disclosure for the year ended December 31, 2013 and 2012.  This note is in default.  On July 1, 2013 Benison agreed to exchange the balance of this note of $61,700 and accrued interest of $155,744 for a portion of our interest in Shooting Star LLC.

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

N-7 Benison Master Secured Notes:  In July, 2012, the Company issued a master note for up to $50,000 to one individual. The note is due on July 13, 2013. The note bears interest at 5%. The first draw was recorded on September 28, 2012 for $37,012.  This note is secured by the Company’s interest in Shooting Star.  This note is in default.  On July 1, 2013 Benison agreed to exchange the balance of this note of $37,012 and accrued interest of $1,384 for a portion of our interest in Shooting Star, LLC.

N-8 Related Party Notes:  In September, 2011, the Company borrowed $1,300 and $1,500 from two individuals.  The Notes bear no interest and are due upon demand.

N-9 Mike Myrick:  In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.  This note is in default.

N- 10 NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. In December, 2011, we did not make payments in accordance with the contract and we informed note holders that the NPI from the proceeds from the processed stockpile would not be sufficient to pay the principal and interest and that the Company would seek to repay them out of future mining operations at the Mineral Hill Gold Mine project. Some note holders requested indemnity for our defaulting on the terms of the notes. One of the note holders (a relative of an officer and director) requested to be repaid $25,000 in principal and requested 500,000 shares of common stock, valued at $70,000, in lieu of future interest. The repayment and the shares issued were completed in December, 2011.  At December 31, 2013, $125,000 of these notes payable were held by related parties.  This note is in default.

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

N-13 Small World Traders Secured Note:  On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note with an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Trademarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.  Small World Traders paid $170,277 of expenses on behalf of the Company.  On January 1, 2014 the Note was extended to April 15, 2014 subject to additional consideration.

NOTE 5 - CONVERTIBLE PAYABLES

The Company had the following notes payable outstanding as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Asher Enterprises T8 (C-1)	$2,630	$29,000
Dated - January 30, 2012

Benison Note 7 (C-2)	250,000	250,000
Dated - December 28, 2011 (Related Party)

Benison Note 8 (C-3)	-	54,000
Dated - January 27, 2012 (Related Party)

Mike Myrick (C-4)	15,000	15,000
Dated - May 13, 2011

Benison IRA (C-5)	10,000	10,000
Dated - November 7, 2012 (Related Party)

Coventry Note (C6)	-	1,250
Dated - July, 2011

Bershert LLC (C7)	10,800	-
Dated - October 2, 2013

Naixin LLC (C8)	10,800	-
Dated - October 2, 2013

Raff Family Trust (C9)	10,800	-
Dated - October 2, 2013

Nina Treiman (C10)	10,800	-
Dated - October 2, 2013

WWFD LLC (C11)	10,800	-
Dated - October 2, 2013

Total Notes payable	$331,630	$359,250
Less: discount applicable to notes payable	-	-
Less: current portion of long-term debt	(331,630)	(359,250)
Long-term debt	$-	$-

C-1 Asher Enterprises Note T8:  In January 2012, the Company issued a convertible note for $53,000 to one entity. The note bears interest at 8% per annum and is due November 1, 2012.  The Company converted $47,927 on this note with a balance of $2,630.  The conversion price is 50% of the average of the lowest three closing bid prices in the 10 trading days ending one day before notice of conversion is given. The sale was made to one entity in a private, negotiated transaction without any public solicitation.  This note is in default.

C-2 Benison Note 7: In December, 2011, a convertible note for $250,000 was issued to an individual with an interest rate of 20% that was due June, 29, 2012. The note, plus accrued interest, is convertible into common stock, at the note holder's discretion, at $0.10 per share to be adjusted downward in the case of new issuances which it can convert at $.0008 as of December 31, 2013. The note holder will also receive one warrant for each share of common stock issued upon conversion. The warrants can be converted into common stock at $0.20 per share and are valid for two years from issuance.  The maturity date has been extended to December 31, 2013.

C-3 Benison Note 8:  In January 2012, the Company issued a convertible note for $54,000 to one individual. The note bears interest at 8% per annum and was due October 29, 2012. The conversion price is $0.0008. The sale was made to an individual in a private, negotiated transaction without any public solicitation.  The maturity date has been extended to December 31, 2013.  This note was acquired by five parties (C7 - C11) on October 2, 2013.

C-4 Mike Myrick Notes:  In May and June 2011, the Company issued convertible notes for a total of $15,000. The notes bear interest at 20% per annum and are due June 13 and July 30, 2011. The conversion price is $0.15. This note is in default.

 C-5 Benison:  In November 7, 2012, the Company issued convertible notes for a total $10,000. The note bears interest at 5% per annum and due November 7, 2013. The conversion price is $0.002 to be adjusted downward in the case of new issuances which it can convert at $.0008 as of December 31, 2013. The note holder has a right to convert the note at the maturity date of the note.   The maturity date of this note has been extended to December 31, 2013.  This note is in default.

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

On May 9, 2013 Asher Enterprises and Jeff Benison have called their notes for certain provision or action by the Company such as a change in control of the Company or late filing of SEC required filings.  The note was called for the Company’s failure to file timely SEC filings.  This note has been paid in full.

C-7 - Bershert LLC:

1.

On October 2, 2013, the Company issued convertible notes for a total of $10,800. The notes bear interest at 20% per annum and are due December 31, 2013. Lender may opt to convert the principal and interest due at maturity into shares of the Borrower’s common stock December 31, 2013, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”.

In addition, “The Company agrees to secure the remaining balance of common shares held in Treasury by placing a ‘reserve’ on the balance of Treasury shares, in favor of the required terms of this Agreement, effective the date of the original Agreement until such time as the notes are converted or the obligation is paid in full;”

2.

4.1 2nd Amendment. On January 2, 2014, pursuant to the Amendment, the Maturity Date was deemed to be April 3, 2014, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of the current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”. Place of Payment.  All amounts payable hereunder shall be payable at the office of Lender, unless another place of payment shall be specified in writing by Lender.

C-8 - Naixin, LLC:

1.

On October 2, 2013, the Company issued convertible notes for a total of $10,800. The notes bear interest at 20% per annum and are due December 31, 2013. Lender may opt to convert the principal and interest due at maturity into shares of the Borrower’s common stock December 31, 2013, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”.

In addition, “The Company agrees to secure the remaining balance of common shares held in Treasury by placing a ‘reserve’ on the balance of Treasury shares, in favor of the required terms of this Agreement, effective the date of the original Agreement until such time as the notes are converted or the obligation is paid in full;”

2.

4.1 2nd Amendment. On January 2, 2014, pursuant to the Amendment, the Maturity Date was deemed to be April 3, 2014, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of the current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”. Place of Payment.  All amounts payable hereunder shall be payable at the office of Lender, unless another place of payment shall be specified in writing by Lender.

C-9 - Raff Family Trust:

1.

On October 2, 2013, the Company issued convertible notes for a total of $10,800. The notes bear interest at 20% per annum and are due December 31, 2013. Lender may opt to convert the principal and interest due at maturity into shares of the Borrower’s common stock December 31, 2013, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”.

In addition, “The Company agrees to secure the remaining balance of common shares held in Treasury by placing a ‘reserve’ on the balance of Treasury shares, in favor of the required terms of this Agreement, effective the date of the original Agreement until such time as the notes are converted or the obligation is paid in full;”

2.

4.1 2nd Amendment. On January 2, 2014, pursuant to the Amendment, the Maturity Date was deemed to be April 3, 2014, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of the current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”. Place of Payment.  All amounts payable hereunder shall be payable at the office of Lender, unless another place of payment shall be specified in writing by Lender.

C-10 - Nina Treiman:

1.

On October 2, 2013, the Company issued convertible notes for a total of $10,800. The notes bear interest at 20% per annum and are due December 31, 2013. Lender may opt to convert the principal and interest due at maturity into shares of the Borrower’s common stock December 31, 2013, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”.

In addition, “The Company agrees to secure the remaining balance of common shares held in Treasury by placing a ‘reserve’ on the balance of Treasury shares, in favor of the required terms of this Agreement, effective the date of the original Agreement until such time as the notes are converted or the obligation is paid in full;”

2.

4.1 2nd Amendment. On January 2, 2014, pursuant to the Amendment, the Maturity Date was deemed to be April 3, 2014, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of the current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”. Place of Payment.  All amounts payable hereunder shall be payable at the office of Lender, unless another place of payment shall be specified in writing by Lender.

C-11 - WWFD, LLC:

1.

On October 2, 2013, the Company issued convertible notes for a total of $10,800. The notes bear interest at 20% per annum and are due December 31, 2013. Lender may opt to convert the principal and interest due at maturity into shares of the Borrower’s common stock December 31, 2013, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”.

In addition, “The Company agrees to secure the remaining balance of common shares held in Treasury by placing a ‘reserve’ on the balance of Treasury shares, in favor of the required terms of this Agreement, effective the date of the original Agreement until such time as the notes are converted or the obligation is paid in full;”

2.

4.1 2nd Amendment. On January 2, 2014, pursuant to the Amendment, the Maturity Date was deemed to be April 3, 2014, “and the Company agrees and acknowledges that such debt obligations but may, at the discretion of the current successor Lender, be converted into Common shares of the Company at any time prior to the modified Maturity Date at an exercise price of $.0008/share”. Place of Payment.  All amounts payable hereunder shall be payable at the office of Lender, unless another place of payment shall be specified in writing by Lender.

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

For certain of the Company’s financial instruments, including cash, prepaid expenses, accounts payable and accrued expenses the carrying amounts approximate fair value due to their short maturities. The carrying amounts of the Company’s notes payable approximates fair value based on the prevailing interest rates

The following table summarizes fair value measurements by level at December 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis.  These warrants and convertible notes are considered derivatives because the conversion prices are variable and  the Company does not have enough authorized common stock to satisfy the convertible notes and warrants.

at December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($315,573)	($315,573)
Warrants liability			(371)	(371)
Total Derivative liability			(315,944)	(315,944)

at December 31, 2012
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($92,000)	($92,000)
Warrants liability			(1,235)	(1,235)
Total Derivative liability			(93,235)	(93,235)

Derivative liability for conversion features for the year ended December 31, 2013 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.1 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at May 27, 2010 (Inception)	$0
Issuance of instruments	52,250
Relief from liability	0
Value at December 31, 2010	$52,250
Issuance of instruments	360,916
Relief from liability	285,163
Value at December 31, 2011	$128,000
Issuance of instruments	187,000
Relief from liability	(24,000)
Change of value	(197,765)
Value at December 31, 2012	$93,235
Change of value	253,660
Relief from Liability	(30,951)
Value at December 31, 2013	$315,944

In accordance with ASC 815-10-35 the Company recognized loss of 253,660 in the change in derivative value for the year ended December 31, 2013 and gain of $197,765 for December 31, 2012.

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

NOTE 7 - EQUITY

Common Stock

On December 31, 2013, the Company had 104,086,147 shares issued and outstanding and authorized common shares of 300,000,000.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero are issued and outstanding as of December 31, 2013.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.

Year Ended December 31, 2013

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

In August 16, 2013 the Company issued 2,454,203 shares of common stock to Asher Enterprises following the conversion of $2,450 of principal of a convertible note issued in January, 2012.

In November 11, 2013 the Company issued 2,440,000 shares of common stock to Asher Enterprises following the conversion of $1,220 of principal of a convertible note issued in January, 2012.

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

A summary of option activity for the two years ended December 31, 2013 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	3,333,333	-	-		-
Grants		2,066,669	$0.1204	2.00
Forfeitures		-	-
December 31, 2011		2,066,669		1.00	$86,750
Grants		-
Forfeitures		(1,816,669)	-
December 31, 2012	3,083,333	250,000	$0.12	0.33	-
Exercisable		250,000	$0.12	0.33
Forfeitures		(250,000)
December 31, 2013	3,333,333	-

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

Warrants

During the year ended December 31, 2013, no awards were granted.

Summary of warrant activity for the two years ended December 31, 2013 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
January 1, 2011	1,033,334	$0.4839	4.29	$-
Grants	-	-
Expired	-	-
December 31, 2011	1,033,334	$0.4839	3.29	234,000
Grants	617,500	0.20	3.00	-
Expired		-
December 31, 2012	1,650,834	$0.38	3.38	$-
Expired	(33,334)
December 31, 2013	1,617,500	$0.30	3.00	$-

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (in Years)	Weighted Average Exercise Price
$0.0008	617,500	617,500	1.25	0.0008
$0.4500	1,000,000	1,000,000	2.75	$0.4500

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

The fair value of the options granted during the December 31, 2013 and December 31, 2012 is estimated at $0 and $71,000, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2012
Term	3 years
Risk-free Interest Rate	1%
Volatility	339%
Dividend Yield	0%

NOTE 10 - SALE OF 50% INTEREST IN SHOOTING STAR, LLC

On July 1, 2013 Benison (Little Gem) forgave $302,411 of debt plus accrued interest of $181,073 in exchange for 50% interest in the 20% ownership of Shooting Star Mining Co., LLC.  Also in that same agreement Benison (Little Gem) acknowledges that there are three remaining debt obligations that may be converted at the discretion of J. Benison at any time prior to the modified Maturity Date at an exercise price of $.0008 per share.  J. Benson is not a related party of the Company for December 31, 2013.  The Company has not basis in the 20% interest in the Ballili Mine and therefore recognized the entire gain of $483,484.

NOTE 11 - INCOME TAXES

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

At December 31, 2013, the Company’s had net operating in amounts still to be determined which expire, if unused, in various years through 2032. Utilization of the net operation loss carry-forwards could be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code.

The Company fully reserved its deferred tax assets because, in the opinion of management, it is more likely than not that the benefits will not be realized based upon the earning history of the Company.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2013	December 31, 2012

Statutory federal income tax rate	34.0%	34.0
State income taxes and other	7.0%	7.0
Valuation allowance	(41.0%)	(41.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2013	December 31, 2012

Net operating loss carryforward	$1,554,615	$1,606,140
Valuation allowance	(1,554,615)	(1,606,140)
Deferred income tax asset	$-	$-

NOTE 12 - SUBEQUENT EVENTS

On January 2, 2014, the Company amended $54,000 of the Convertible notes that were past due. (see footnote 5).

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 5, 2014, the Company dismissed Rose, Snyder & Jacobs LLP ("RSJ"), which did audit Registrant’s year-end financial statements for the years ended December 31, 2011 and December 31, 2012.

On March 5, 2014, and effective the same date, the Company engaged Malone,Bailey LLP, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended December 31, 2012 through December 31, 2013 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2014.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

As of December 31, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting were ineffective as of December 31, 2013.

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

This annual report does not include a standard internal control report by the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of the following. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Appointed	Resigned
Scott Landow	59	Chief Executive Officer; Chief Financial Officer, Director	April 3, 2013	-

Mark Livingston	61	Director	June 1, 2012	-

Scott D. Landow has been the Chief Executive Officer and Chief Financial Officer of Bridgetech Holdings International since May, 2008 and was President and Chief Executive Officer from 2004 through June 2005. Mr. Landow founded Bond Laboratories, Inc., a publicly traded company that manufactures innovative nutritional supplements and beverages where he served as Chief Executive Officer until August of 2009.

Mark Livingston

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of SRC’s common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, SRC believes that, during the fiscal year ended December 31, 2013, its executive officers and directors and 10% stockholders have not complied with all applicable Section 16(a) filing requirements.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission EC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees

Our Board of Directors held 4 meetings during the fiscal year ended December 31, 2013 and acted by unanimous written consent on 12 occasions. Each nominee who was a director during fiscal year 2011 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such nominee was a director and any committee on which he/she served.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of SRC’s Principal Executive Officer during the fiscal years ended December 31, 2013 and 2012 and each officer who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value/Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Scott Landow (CEO)(2)	2013	0 120,000	0 0	0 0	0 0	0 0	0 0	0 0	0 120,000

Current and future compensation to SRC’s officers and Directors will be determined and approved by the Company’s Board of Directors. The Company may also enter into employment agreements with certain of its key executives and employees however no such agreements currently exist.  The 120,000 salary has not been paid to our CEO but has been accrued.

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

2013 and 2012 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2013

2013 and 2012 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
Scott Landow	2013

2013 and 2012 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
David Bridgeford,	2012
Scott Landow	2013
Pauline Schneider (Deceased)	2012

2013 and 2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	-	-	0-	0	0	0	-

*

Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments.   Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2013 and 2012 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments Accruals ($)	Change in Control Payments Accruals ($)	Total ($)
Scott Landow	2013

2013 and 2012 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
Scott Landow	2013

2013 AND 2012 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow

Employment Agreements

None of SRC's officers or employees has employment contracts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of April 7, 2014, the ownership of SRC’s 104,086,147 common stock by each person known to be the beneficial owner of more than 5% of SRC’s outstanding common stock, its current directors, and its executive officers and directors as a group. To SRC’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percent Of Class	Title Of Class
Scott Landow, CEO Director	0	-	Common

All Current Executive Officers, Directors, and greater than 5% shareholders as a group (3) people	0	-
Peter Kristensen 2864 Chadwick Salt Lake City, UT 84106	5,598,450	5.38%	Common
A. Scott Dockter 3080 Boeing Rd Cameron Park, CA 95682	10,019,611	9.63%	Common
David McClelland 2545 Pinion Hills Drive Carson City, Nevada 89701	8,493,334(1)	8.16%	Common

 (1) Amount excludes 230,503 shares of common stock held by Mr. McClelland’s wife for which he disclaims beneficial ownership.

(2) Mr. Kristensen was granted options in June, 2011 to purchase 250,000 shares these options expired on March 31, 2013.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value, of which 104,086,147 common shares were issued and outstanding as of December 31, 2013.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, at $.001 par value and zero issued and outstanding as of December 31, 2013.  The Corporation established and designates the rights and preferences of a Series A Convertible Preferred Stock, and reserves 5,000,000 shares of preferred stock against its issuance, such rights, preferences and designations.  Each share of the Preferred Stock shall have 3 votes on all matters presented to be voted by the holders of our common stock.

The issuance of preferred stock by our board of directors could adversely affect the rights of holders of the common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. See “Risk Factors” above.

Warrants and Options

All warrants and options issued have expired except 1,617,500 in warrants which will expire  as 1,000,000  on November 1, 2015 and 617,500 on June 4, 2015.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2013(a)	Weighted-average exercise price of outstanding options, warrants and right(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans to be approved by security holders	-	-	3,333,333
TOTAL	-	-	3,333,333

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.Dividends

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

In September, 2011, the Company borrowed $2,800 from two individuals.  The Notes bear no interest and are due upon demand.  As of December 31, 2013, the Company owed $2,300.

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

-a Director or Officer;

-any nominee for election as a director;

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

On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Trademarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.  Our CEO has been an employee of Small World Traders in the past, continues to consult for the company from time to time, but is not the owner of Small World Traders.  Small World Traders has agreed to advance the funds to us. Small World Traders paid $170,277 of expenses on behalf of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Malone Bailey LLP for the audit of the Company’s annual financial statements for fiscal year ended December 31, 2013 was approximately $7,500.

The aggregate fees billed by Rose, Snyder & Jacobs LLP. for the audit of the Company’s annual financial statements for fiscal year ended December 31, 2012 was  approximately $27,000.

Audit-Related Fees. The aggregate fees billed by Malone Bailey LLP for assurance and realted serviced that are reasonably related to the performance of the audit or review of the Company’s annual financial statements for fiscal year ended December 31, 2013 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

The aggregate fees billed by Rose, Snyder & Jacobs LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by Malone Bailey LLP for professional services rendered for tax compliance, tax advice and tax planning for fiscal year ended December 31, 2013 was approximately $0.

The aggregate fees billed by Rose, Snyder & Jacobs LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 was $0.

All Other Fees.  The aggregate fees billed by Malone Bailey LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for fiscal year ended December 31, 2013 was approximately $0.

The aggregate fees billed by Rose, Snyder & Jacobs LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2012  was $0.

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

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1(1)	Plan and Agreement of Reorganization between Steele Recording Corporation and Steele Resources, Inc. Stockholders of Steele Resources, Inc. dated June 17, 2010.
3.1.1(2)	Articles of Incorporation
3.1.2(5)	Amendment to the Articles of Incorporation effective March 10, 2009
3.1.3(5)	Change to the Articles of Incorporation effective July 1, 2010
3.1.4(5)	Amendment to the Articles of Incorporation effective September 1, 2010
3.2(2)	Bylaws
4.1(*)	Convertible Promissory Notes
4.2(*)	Steele Resources Equity Compensation Plan
10.1(5)	Service Agreement dated June 9, 2010 between SRI and Riggs and Allen Mineral Development, LLC
10.2(3)	Assignment of Contract and Fairview Hunter Mineral Lease Agreement
10.3(4)	Drawdown Equity Financing Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.4(4)	Registration Rights Agreement with Auctus Private Equity Fund, LLC dated January 14, 2011.
10.5(5)	Pony Project Mineral Lease dated February 4, 2011.
10.6(6)	Joint Venture Agreement between Steele Resources Corp. and Innocent, Inc. dated February 20, 2011.
10.7(6)	A&P Project Mineral Lease dated February 22, 2011.
10.8(7)	Copper Canyon Mineral Lease dated April 28, 2011.
10.9(8)	Convertible Promissory Note Asher Enterprises, Inc.
10.10(8)	Billali Gold Mine Purchase Agreement
10.11 (9)	Joint Venture Agreement
10.12 (10)	Contribution and Assumption Agreement
14(5)	Code of Business Conduct and Ethics
21	Subsidiaries of Steele Resources Corporation
31.1(*)	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(*)	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(*)	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STEELE RESOURCES CORP.

Date: April 15, 2014	By /s/ Scott Landow
Scott Landow
Chief Executive Officer

STEELE RESOURCES CORP.

Date: April 15, 2014	By /s/ Scott Landow
Scott Landow
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Landow	Director and	April 15, 2014
Scott Landow	Chief Executive Officer
Chief Financial Officer (Principal Accounting Officer)

/s/ Mark Livingston	Director	April 15, 2014
Mark Livingston