Form 10-Q
period 2014-03-31
STEELE RESOURCES CORP
filed 2014-05-15
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of the issuer’s common stock outstanding as of May 13, 2014 was 205,702,522.

PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  There has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS:	March 31,	December 31,
	2014	2013

Cash	9,843	15,082

TOTAL ASSETS	$9,843	$15,082

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$240,470	$235,970
Accrued expenses	514,731	488,128
Derivative liability	885,863	315,944
JV agreement refund payable	540,000	540,000
Note payable - related parties	235,300	235,300
Notes payable	429,327	399,277
Convertible note payable	331,630	331,630
TOTAL LIABILITIES	3,177,321	2,546,249

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
0 are issued and outstanding as of
December 31, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;
104,086,147 and 104,086,147 issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively	104,086	104,086
Additional paid-in capital	2,658,883	2,658,883
Deficit accumulated during exploration stage	(5,930,447)	(5,294,136)
TOTAL STOCKHOLDERS' DEFICIT	(3,167,478)	(2,531,167)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,843	$15,082

The accompanying notes are an integral part of these unaudited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Unaudited
			For the Period
			from May 27, 2010
	March 31,		(inception) through
	2014	2013	March 31, 2014

REVENUE	$-	$-	$531,126

COSTS AND OPERATING EXPENSES:
Lease operating expenses	-	-	342,025
General and administrative	40,214	-	2,197,774
Exploration expense	-	-	2,336,933
Total costs and operating expenses	40,214	-	4,876,732
OPERATING LOSS	(40,214)	-	(4,345,606)

OTHER (INCOME) EXPENSES:
Gain on the partial sale of Shooting Star LLC	-	-	(483,484)
Change in derivative value	569,919	576,550	1,202,364
Interest expense	26,178	61,333	865,961
Total other (income) expense	596,097	637,883	1,584,841

LOSS BEFORE INCOME TAXES	(636,311)	(637,883)	(5,930,447)
Provision for income taxes	-	-	-
NET INCOME (LOSS)	$(636,311)	$(637,883)	$(5,930,447)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	104,086,147	78,718,558

The accompanying notes are an integral part of these unaudited consolidated financial statements

STEELE RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited
			For the Period
			from May 27, 2010
	March 31,		(inception) through
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(636,311)	$(637,883)	$(5,930,447)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	-	-	52,118
Gain on partial sale of Shooting Star LLC	-		(483,484)
Stock-based compensation	-	-	581,888
Amortization of debt discount	-	-	763,614
Fixed assets issued for services	-	-	7,132
Stock issued for exploration costs	-	-	315,000
Share based compensation	-	-	145,659
Change in derivative liability	569,919	576,550	823,579
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,500	61,333	242,530
Accrued expenses	56,653	-	617,416
Net cash used in operating activities	(5,239)	-	(2,864,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(37,965)
Proceeds from disposal of assets	-	-	8,900
Net cash used in investing activities	-	-	(29,065)

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Proceeds from issuance of common stock	-	-	633,500
Cash acquired in reverse merger	-	-	19,200
Proceeds from investor advances	-	-	103,649
Cash from joint venture funding	-	-	540,000
Cash form project funding partners	-	-	195,000
Payments to project funding partners	-	-	(25,000)
Cash form project funding partners - related party	-	-	50,000
Proceeds from notes payable	-	-	1,763,239
Repayments on notes payable	-	-	(453,000)
Proceeds from notes payable - related party	-	-	137,148
Repayments on notes payable - related party	-	-	(59,833)
Net cash provided by financing activities	-	-	2,903,903

INCREASE (DECREASE) IN CASH	(5,239)	-	9,843
CASH, BEGINNING OF YEAR	15,082	-	-
CASH, END OF YEAR	$9,843	$-	$9,843

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$9,471
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Transfer of property for services	$-	$-	$7,132
Reclassification of Derivative to APIC	$-	$-	$30,951
Correction of Par	$-	$-	$18,194
Exchange of interest in Shooting Star LLC for note reduction and related accrued interest	$-	$-	$(483,484)
Common stock issued for conversion of debt	$-	$9,500	$275,201

The accompanying notes are an integral part of these unaudited consolidated financial statements

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND GOING CONCERN

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has generated only $531,126 in revenues since inception.  During the three months ended March 31, 2014, the Company incurred a net loss of $636,311 and as of March 31, 2014 has an accumulated deficit of $5,930,447.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2 - NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

McClelland Family Trust (N-1)	$45,000	$45,000
Dated - January, 2011 (Related Party)

Lease Purchase Agreement - A & P Lease (N-2)	50,000	50,000
Dated - May, 2011

D & D McClelland Note (N-3)	63,000	63,000
Dated - January 19, 2012 (Related Party)

Lease Purchase Agreement - A & P Lease (N-4)	50,000	50,000
Dated - April, 2011

Related Party (N-5)	2,300	2,300
Dated - January 27, 2012 (Related Party)

Mike Myrick (N-6)	4,000	4,000
Dated - March 23, 2012

NPI Notes Payable (N-7)	200,000	200,000
Dated August 1, 2011 ($125,000 is Related Party)

S Norderhaug Note (N-8)	50,000	50,000
Dated - June 24, 2010

Small World Traders Secured Note (N-9)
Dated - April 8, 2013	200,327	170,277

Total Notes payable	$664,627	$634,577
Less: discount applicable	--	--
Less: current portion of long-term debt	664,627	634,577
Long-term debt	$--	$--

N-1  McClelland Family Trust: In January, 2011, the Company issued four promissory notes payable to two related party individuals for a total of $45,000. The notes bear simple interest at an annual rate of 8% per annum and were due May 15, 2011. This note is in default.

N-2 A & P Lease Agreement: In May, 2011, the Company issued a note payable for $50,000 to one of the individuals from which we have the lease purchase agreement for as the A&P Lease, covering the balance of the initial lease payment due. The note bears 12% interest rate and was due May 31, 2011.   This note is in default.

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

N-5 Related Party Notes:  In September, 2011, the Company borrowed $1,300 and $1,000 from two individuals.  The Notes bear no interest and are due upon demand.

N-6 Mike Myrick:  In March, 2012, the Company issued a note payable for $4,000 to one individual. The note bears interest at 20% per annum and was due May 31, 2012.  This note is in default.

N- 7 NPI Notes:  In August, 2011, the Company secured a total of $200,000 in project financing from one individual and one related party. The principal and interest of, up to, 100% of the principal, was to be repaid from the processing of stockpiled ore at the Mineral Hill Gold Mine project, subject to the net profit (the "NPI") from the processed stockpile being adequate. At March 31, 2014, $125,000 of these notes payable were held by related parties.  This note is in default.

N-8 S Norderhaug Note:  In June, 2010, the Company issued a note for $50,000 to one individual with an interest rate of 5%. The note was due December 21, 2011.   This note is in default.

N-9 Small World Traders Secured Note:  On April 8, 2013, the Company issued a revolving line of credit for $200,000 with Small World Traders Secured Note with an interest rate of 8%. This note is secured by the following assets of the Company and a UCC1 was filed for all the Intellectual Property, Current or Previously Filed, Trademarks, Formulations, Research and Development Equipment, Manufacturing Equipment, Office Equipment, and all interests in Shooting Star Mining Company LLC.  The note is due December 31, 2013.  Small World Traders paid $200,327 of expenses on behalf of the Company.  On January 1, 2014 the Note was extended to April 15, 2014 subject to additional consideration.  The Company is negotiating the increase in this line of credit because it has exceed the $200,000 maximum line.

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

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

at March 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($848,763)	($848,763)
Warrants liability			(371)	(371)
Total Derivative liability			(885,863)	(885,863)

at December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative liability
Conversion features			($315,573)	($315,573)
Warrants liability			(371)	(371)
Total Derivative liability			(315,944)	(315,944)

Derivative liability for conversion features for the three months ended March 31, 2014 were valued using the Black-Scholes Option pricing model with the following assumptions: expected life of 0.1 to 1 year, risk free interest rate of 1%, dividend yield of 0, and expected volatility of 0.1%.

The following is a reconciliation of the derivatives liability

Value at December 31, 2013	$315,944
Change in value	569,919
Value at March 31, 2014	885,863

In accordance with ASC 815-10-35 the Company recognized loss of $569,919 in the change in derivative value for the three months ended March 31, 2014 and $576,550 for March 31, 2013.

STEELE RESOURCES CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

NOTE 4 - SUBSEQUENT EVENTS

On April 8, 2014 the Company granted 101,616,375 common stock for the conversion of debt totaling $81,295.

Unless otherwise noted, references in this Form 10-Q to “we”, “us”, “our”, and “our company”, means Steele Resources, Corporation a Nevada corporation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, any changes in current accounting rules, and future regulatory or legislative actions (including additional taxes, changes in environmental regulation,  and disclosure requirements under the Dodd-Frank Wall Street Reform,  Consumer Protection Act and the Jumpstart our Business Startups Act of 2012),  all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Our Business

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

Results of Operation

We are an exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. For the three months ended March 31, 2014, we generated $0 revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan. We incurred a net loss of $636,311 for the three months ended March 31, 2014 and a loss of $637,883 for the three months ended March 31, 2013.

Three months Ended March 31, 2014 Compared to Three months Ended March 31, 2013

For the three months ended March 31, 2014, we generated $0 revenue. Our future revenue plan is still uncertain as we are in an early testing and exploration phase and are still dependent on our ability to effectively and economically mine gold. We incurred losses of $636,211 and $637,883 for the three months ended March 31, 2014 and 2013, respectively.

Our general and administrative expenses were $40,214 and $0 for the three months ended March 31, 2014 and 2013, respectively.  The increase is primarily related increase in operations for the quarter.

Our interest expense were $26,178 and $61,333 for the three months ended March 31, 2014 and 2013, respectively.  The decreases are primarily attributable to the amortization of note discount in 2013 and conversion of debt from prior periods that reduced our interest expense.

Our change in derivative value was $569,919 and $576,550 for the three months ended March 31, 2014 and 2013, respectively.  The increase was in accordance with ASC 815-10-35 the Company recognized income for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2014 was $5,239 compared to $0 for the three months ended March 31, 2013. The increase in cash used in operations was primarily attributable to our mining activities and payments made to the professionals during the three months ended March 31, 2014.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2014 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

All Convertible Notes are in default as of March 31, 2014.

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

(*) Filed as an exhibit to this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE RESOURCES CORPORATION

Dated: May 15, 2014	/s/ Scott Landow
Scott Landow
Chief Executive Officer

Dated: May 15, 2014	/s/ Scott Landow
Scott Landow
Chief Financial Officer