Form 10-Q
period 2017-01-31
STEELE OCEANIC CORP
filed 2017-06-16
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number  000-53474

STEELE OCEANIC CORPORATION

(Exact name of small business issuer as specified in its charter)

OKLAHOMA	81-1294537
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2658 Del Mar Heights Rd. # 520 Del Mar, CA	92014
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(888) 847-9090

2705 Garnet Avenue, Suite 2A

San Diego, CA  92109

 (Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

The number of shares of the issuer’s common stock outstanding as of June 16, 2017 was 8,982,355

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX TO FORM 10-Q FILING

January 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.

Interim Consolidated Financial Statements and Notes to Interim Financial Statements (Unaudited)

Steele Oceanic Corporation
Consolidated Balance Sheet
(Unaudited)

	January 31,	October 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ -	$ 164,593
Accounts receivable	408,501	420,514
Inventories	128,595	147,060
Prepaid expenses and other current assets	39,590	66,156
Total current assets	576,686	798,323

Goodwill	26,290	26,290
Other assets	3,282	3,282
Total assets	$ 606,258	$ 827,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 306,765	$ 513,987
Related parties payable	106,355	106,355
Loan payable	80,000	80,000
Other current liabilities	176	1,421
Total current liabilities	493,296	701,763

Total liabilities	493,296	701,763

Contingencies and commitments

Stockholders’ equity:
Preferred stock (5,000,000 authorized, $0.0001 par value, 285,490 and 284,490 outstanding as of January 31, 2017 and October 31, 2016, respectively)
Preferred series A stock (1,000 designated, $0.0001 par value, 1,000 and none outstanding as of January 31, 2017 and October 31, 2016, respectively)	-	-
Preferred series B stock (284,490 designated, $0.0001 par value, 284,490 outstanding as of January 31, 2017 and October 31, 2016)	28	28
Common stock (895,000,000 authorized, $0.0001 par value, 51,426 outstanding as of January 31, 2017 and October 31, 2016)	5	5
Additional Paid-In Capital	156,437	156,437
Accumulated deficit	(43,508)	(30,338)
Total stockholders’ equity	112,962	126,132
Total liabilities and stockholders’ equity	$ 606,258	$ 827,895

See accompanying notes to unaudited consolidated financial statements.

Steele Oceanic Corporation
Consolidated Statement of Operations
(Unaudited)

,
Three months ended January 31
2017

Sales	$ 1,240,941

Cost of goods sold	1,111,870

Gross profit	129,071

Operating expenses:
Selling, general and administrative expenses	139,847
Total operating expenses	139,847

Operating (loss) income	(10,776)

Other (income) expenses, net:
Interest expense, net	2,394
Total other income, net	2,394

Net loss	$ (13,170)

Earnings per share:
Basic & diluted	$ (0.26)

Shares used in earnings per share calculation:
Basic & diluted	51,426

See accompanying notes to unaudited consolidated financial statements.

Steele Oceanic Corporation
Consolidated Statement of Cash Flows
(Unaudited)

Three months ended
January 31, 2017
Cash Flows From Operating Activities
Net loss	$ (13,170)
Changes in operating assets and liabilities:
Accounts receivable	12,013
Inventories	18,465
Prepaid expenses and other current assets	26,566
Accounts payable and other current liabilities	(208,467)
Net cash used by operating activities	(164,593)

Net decrease in cash and cash equivalents	(164,593)
Cash and cash equivalents at beginning of year	164,593
Cash and cash equivalents at end of year	$ -

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ -
Cash paid for income taxes	$ -

See accompanying notes to unaudited consolidated financial statements.

STEELE OCEANIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – INTERIM FINANCIAL INFORMATION

Nature of Operations

Steele Resources Corporation was originally incorporated in Nevada on February 12, 2007. Steele Resources (formerly Steele Recording Corporation) was a U.S. exploration and mining company, incorporated in the state of Nevada on February 12, 2007. On June 17, 2010, the Company entered into and consummated a Plan and Agreement of Reorganization between Steele Resources Corporation and Steele Resources Corporation and certain stockholders of Steele Resources Corporation Pursuant to the Reorganization, Steele Resources Corporation acquired all of the issued and outstanding shares of Steele Resources Corporation, a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, Steele Resources Corporation was the acquirer.

On July 18, 2008, Steele Recording Corporation became a reporting company under Section 12(g) of the Securities Exchange Act of 1934.  Steele Resources (formerly “Steele Recording Corporation”) filed its annual and quarterly reports, wherein the last report filed was the annual report for the period March 31, 2014.  On July 11, 2016, Steele Resources filed a Form 15-12G and terminated its reporting responsibility.  There were no other financial reports filed between March 31, 2014 and July 11, 2016.

On July 22, 2016, Steele Resources implemented a domicile change from Nevada to Oklahoma by creating and merging into Steele Seafood Corporation (“Steele Seafood”), an Oklahoma corporation.  The domicile change was approved by the Oklahoma Secretary of State.  The domicile change was approved by the Board of Directors and the majority shareholders of Steele Resources.

Steele Oceanic Corporation (“SOC”, formally referred to as Steele Resources Corporation) was incorporated in Oklahoma on August 26, 2016.  On that same date, Steele Resources/Steele Seafood Corporation prior to the Merger Agreement as discussed in Corporate History below was re-domiciled as an Oklahoma corporation on August 26, 2016, became the holding company of SELR PRE, Inc. on the same date and is engaged in the Procurement and Distribution of Seafood internationally.

STEELE SEAFOOD CORP. merged with and into SELR (the "Merger"), and SELR became the surviving corporation (hereinafter sometimes referred to as the "Surviving Corporation").  The Merger became effective upon the date and time of filing an executed copy of this Merger Agreement with the Secretary of State of the State of Oklahoma in accordance with Section 1081(g) of the OCGL (the "Effective Time")

At the Effective Time, the separate corporate existence of STEELE SEAFOOD CORP. ceased, and SELR succeeded to all of the assets and property (whether real, personal or mixed), rights, privileges, franchises, immunities and powers of STEELE SEAFOOD CORP., and SELR assumed and became subject to all of the duties, liabilities, obligations and restrictions of every kind and description of STEELE SEAFOOD CORP., including, without limitation, all outstanding indebtedness of STEELE SEAFOOD CORP.

The Directors of STEELE SEAFOOD CORP. immediately preceding the Effective Time became the Directors of the Surviving Corporation and STEELE OCEANIC at and after the Effective Time until their successors are duly elected and qualified.

The officers of STEELE SEAFOOD CORP. immediately preceding the Effective Time became the officers of the Surviving Corporation and STEELE OCEANIC at and after the Effective Time, to serve at the pleasure of the Board of Directors of STEELE OCEANIC.

Conversion of Securities.  At the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof:

a. each share of STEELE SEAFOOD CORP. Stock issued and outstanding immediately prior to the Effective Time was changed and converted into and was be one fully paid and non-assessable share of STEELE OCEANIC Stock;

b. each share of STEELE SEAFOOD CORP. Stock held in the treasury of STEELE SEAFOOD CORP. immediately prior to the Effective Time was cancelled and retired;

c. each option, warrant, purchase right, unit debenture or other security of STEELE SEAFOOD CORP. convertible into shares of STEELE SEAFOOD CORP. Stock had become convertible into the same number of STEELE OCEANIC Stock as such security would have received if the security had been converted into shares of STEELE OCEANIC Stock immediately prior to the Effective Time, and STEELE OCEANIC was reserved for purposes of the exercise of such options, warrants, purchase rights, units, debentures or other securities an equal number of shares of STEELE OCEANIC Stock as STEELE SEAFOOD CORP. had reserved; and

d. each share of STEELE OCEANIC Stock issued and outstanding in the name of STEELE SEAFOOD CORP. immediately prior to the Effective Time was cancelled and retired and resumed the status of authorized and unissued shares of STEELE OCEANIC Stock.

On October 1, 2016, the Company completed a Stock Purchase Agreement to acquire 100% of the equity interests of Global Seafood Incorporated (“GSI”). As consideration for the transaction, the Company provided Global 2.0 284,490 shares of Series B Convertible Preferred Stock. These Series B Preferred Shares are not subject to the reverse stock split discussed otherwise in these footnotes and would convert into 284,490 shares of common stock at the discretion of Global 2.0. The ex-dividend date implementing the reverse stock split Financial Industry Regulatory Authority, Inc. (hereby and through the filing, referred to as “FINRA”) was determined as March 17, 2017 and the Series B Preferred Shares were converted to common shares.

On April 17, 2017, Steele Oceanic Corporation became a reporting company under Section 12(g) of the Securities Exchange Act of 1934.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commissions (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosure required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the period presented.  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending October 31. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended October 31, 2016 filed with the Securities and Exchange Commission.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As our business has grown, we have transitioned from purchasing readily available local inventory to ordering Full Container Loads, (FCLs), which require a 25-30% down payment.  The turnaround time from placing our order; transportation by boat; clearing USDA/customs and land transportation is approximately 70 days vs. 35 days for local trades, the result of which has been a depletion our working capital from time to time.  As we continue to execute our business plan and grow, there will be a need to increase available working capital.  We have been successful in raising cash through debt and equity offerings in the past and have financing efforts in place to continue to raise cash through debt and equity offerings.  We cannot assure you that our plans to address these matters in the future will be successful.

Our operating entity, GSI, was profitable during the three months ended January 31, 2017 while the parent company, SOC, which does not generate revenues, incurred losses during the same period related to the costs incurred being a reporting public company.  We anticipate running a small monthly deficit each month and will need additional working capital to fund growth plans and normal operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we could be required to decrease and/or cease our operations or otherwise modify our business strategy, which could materially harm our future business prospects and as a result there is substantial doubt regarding our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 – RELATED PARTY PARABLE

The Company had entered into transactions with the certain related parties, Global 2.0 and Global Seafood Holdings, which have similar shareholders. As of January 31, 2017, the Company maintained payables in the amount of $ 72,355 and $ 34,000 to Global 2.0 and Global Seafood Holdings, respectively. The advances are payable on demand and carry no interest. Scott Landow was the Chief Executive Officer of Global 2.0 and Global Seafood Holdings but both entities were controlled by third party shareholders of each respective company. The outstanding payables were settled subsequent to January 31, 2017 with Company’s common stock. See Note 6.

The Chairman of the Company, Scott Landow provides office space located in San Diego, California to the Company without cost. This office space is used as the Corporate Headquarters of the Company.

NOTE 4 – NOTES PAYABLE

On October 14, 2016, the Company entered into a 90 Day unsecured Debenture for $80,000 with an interest rate of 12% due on January 13, 2017 with an unrelated party.  On January 12, 2017, the Debenture maturity date was extended to April 14, 2017 and on April 12, 2017 the maturity date was extended again to July 14, 2017 both for no additional consideration.  Interest is payable on the 14th of each month. The Company promises to issue 2,400 shares of its common stock to the note holder on the maturity date.  All overdue accrued and unpaid interest to be paid will incur a late fee at a rate of 18% per annum.

NOTE 5 – SHAREHOLDERS’ EQUITY

Issuance of Series A Preferred Stock

As of December 19, 2016, Small World Traders, LLC received 1,000 shares of Series A Preferred Stock as consideration for the previous debt that was due from Steele Seafood Corporation, that was settled upon the merger occurred in August 2016. Following the reverse stock split, the holder received 2,137,573 shares of common stock and the series A Preferred stock was retired (see Note 6).

Assignment and Assumption Agreement

On November 1, 2016, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with two related parties, Global 2.0 Corporation and Global Seafood Holdings Corporation.  The Company agreed to settle its related party payable totaling $106,355 by issuing 106,355 shares of the Company’s common stock, which were issued on June 3, 2017 (see Note 6). The Company maintained its liability in the Related Parties Payable account as of January 31, 2017.

NOTE 6 - SUBSEQUENT EVENTS

On July 22, 2016, Steele Oceanic implemented a four thousand to one, (4,000:1), reverse stock split of its issued and outstanding common shares.  The ex-dividend date implementing the reverse stock split Financial Industry Regulatory Authority, Inc. (hereby and through the filing, referred to as “FINRA”) was determined as March 17, 2017.

On March 22, 2017, subsequent to the reverse stock split enactment, Small World Traders LLC cancelled its Series A Preferred Stock and received 2,137,573 shares of common stock and 543,420 shares of Series B Preferred Stock when filed and issuable. .  Additionally, Global 2.0 converted 284,490 shares of Series B Preferred Stock into 284,490 shares of common stock and 208,626 of Series B Preferred when filed and issuable and two debt holders converted their debt in the amount of $260,000 plus unpaid interest into 526,511 shares of common stock and 371,264 shares of Series B Preferred Stock when filed and issuable, and cancelled the debt obligation. On May 23, 2017, the Company issued an aggregate of 1,052,046 shares of Series B Preferred Stock as consideration with a remaining 71,264 shares of Series B Preferred Stock to be issued.

On March 29, 2017, the Company filed a new designation of rights and preferences for Series A Preferred Stock.  The Series A Preferred Stock which has no conversion rights but has the right to vote on all matters presented to be voted by the holders of Common Stock at a ratio of 10,000 for each common share voted.  100,000 shares of Series A Preferred Stock were reserved but none have been issued.

On March 29, 2017, the Company filed a new designation of rights and preferences for Series B Preferred Stock.  The Series B Preferred Stock has voting rights of one vote preferred share on all matters presented to be voted by the holders of Common Stock and conversion rights of ten shares of common stock for each share of Series B Preferred Stock.  3,000,000 shares of Series B Preferred Stock were reserved and 1,052,046 shares have been issued..

On May 23, 2017, the Company issued an aggregate of 266,000 shares of common stock to two third parties in return for services, which were vested immediately. In addition, an aggregate of 250,000 shares of common stock were issued to consultants for services, such shares to vest in increments commencing in 2018 and fully vested in January 2019.

On May 23, 2017, the Company granted restricted stock awards to four officers under the 2017 Omnibus Equity Compensation Plan, in an aggregate total of 5,360,000 shares of common stock, 360,000 vesting in increments and fully vested in January 2019 and 5,000,000 vesting in increments and fully vested in January 2020, pursuant to the Steele Oceanic Corporation 2017 Omnibus Equity Compensation Plan. The Company will increase the number of shares reserved in the 2017 Omnibus Equity Compensation Plan to accommodate the vested shares prior to vesting.

On June 3, 2017, the Company, pursuant to an Assignment and Assumption Agreement, issued an aggregation of 106,355 shares of common stock to two related parties, Global 2.0 Corporation a Delaware corporation (“2.0”) and Global Seafood Holdings Corporation, a Delaware corporation to settle its payable to them in total of $106,355.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, any changes in current accounting rules, and future regulatory or legislative actions (including additional taxes, changes in environmental regulation,  and disclosure requirements under the Dodd-Frank Wall Street Reform,  Consumer Protection Act and the Jumpstart our Business Startups Act of 2012),  all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Registration Statement on Form 10, as amended, for the year ended October 31, 2016, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Our Business

We were established to develop and build a vertically integrated holding company in the international seafood industry.  The Company was formed as a result of a Reorganization, as more fully disclosed below under “Reorganization.”

Results of Operation

The Company reports consolidated financials which are a combination of the Operating Results of GSI, (the wholly owned operating subsidiary) and SOC, (the holding company).  A breakdown of these results are:

For the three months ended January 31, 2017, GSI, generated $ 1,240,941 in sales against costs of $ 1,111,870

Our general and administrative expenses for the quarter ended January 31, 2017 was $80,383.

Our net operating profit/loss for that period was $46,294.

For the three months ended January 31, 2017, SOC, generated general and administrative expenses for the quarter ended January 31, 2017 was $59,464.

The Company reports Consolidated financials for the three months ended January 31, 2017, of $ 1,240,941 in sales against costs of $ 1,111,870.

Our general and administrative expenses for the quarter ended January 31, 2017 was $139,847.

Our net operating loss for that period was $13,170.

Three months Ended January 31, 2017 Compared to One Month Ended October 31, 2016

Comparisons to the prior Quarter reflect 3 months of operations thru January 31, 2017 and 1 month of operations thru October 31, 2016.

For the three months ended January 31, 2017, and October 31, 2016, we generated $1,240,941 revenue, ($413,647/month) and $548,087.  [Note; there was a dock strike in Chile for several weeks in November 2016 and December 2016, that delayed shipments into late December 2016 and January 2017]. Revenues generated per month for November, December and January were $198,944, $288,202 and $753,795.

Our total operating expenses were $139,847, ($46,616/mo.) and $40,631 for the three months ended January 31, 2017 and 2016, respectively.  The increase was primarily a result of increased Strategic Consulting and Professional fees incurred as we integrated and audited the financial records of the acquisition of GSI.

We incurred losses of $13,170, ($4,390/month) and $4,338 for the three months ended January 31, 2017 and 2016, respectively.

Current Assets

Our consolidated current assets equal $576,686 for the three months ended January 31, 2017. These include accounts receivables of $408,501, inventories of $128,595, prepaid expenses and other current assets of $39,590.

Liabilities

Our consolidated current liabilities equal $493,296 for the three months ended January 31, 2017. These include accounts payable of $306,765, related parties’ payable of $106,355, loan payable of $80,000, and other current liabilities of $176.

Liquidity and Capital Resources

Our cash and cash equivalents as of January 31, 2017 was $0 compared to $164,593 as of October 31, 2016.  Our total liabilities and stockholders’ equity as of January 31, 2017 was $606,258 as compared to $827,895 as of October 31, 2016.  This reflected the limited historic revenue stream as a consequence of the short reporting period since acquiring Global Seafood International.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for sales, marketing and for general corporate expenses.

It is probable the Company will require additional capital in order to operate its business and there are no assurances the Company will be able to raise that capital in the future.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended January 31, 2017 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

As of December 19, 2016, Small World Traders, LLC received 1,000 shares of Series A Preferred Stock as consideration for the previous debt that was due from Steele Seafood Corporation, that was settled upon the merger occurred in August 2016. Following the reverse stock split, subsequent to the quarter end, the holder received 2,137,573 shares of common stock and the series A Preferred stock was retired (see Note 6; Notes to Financial Statements).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. - EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Series A Preferred Stock (1)
3.3	Series B Preferred Stock. (1)
3.4	Bylaws(1)
3.5	Amended Series A Preferred Stock (2)
3.6	Amended Series B Preferred Stock (2)
4.1	Steele Oceanic Corporation 2017 Omnibus Equity Compensation Plan(2)
4.2	Revolving Line of Credit with Small World Traders LLC, dated April 8, 2013(2)
10.1	Securities Purchase Agreement (1)
10.2	Small World Traders LLC Demand letter, dated September 2, 2014(2)
10.3	Small World Traders LLC Extension letter, dated September 10, 2014 (2)
14.1	Code of Ethics (1)
31.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
1	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on January 20, 2017.
2	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on May 16, 2017.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE OCEANIC CORPORATION

Dated: June 16, 2017	/s/ Scott Landow
Scott Landow
Chief Executive Officer

Dated: June 16, 2017	/s/ Scott Landow
Scott Landow
Chief Financial Officer