Form 10-Q
period 2017-04-30
STEELE OCEANIC CORP
filed 2017-08-09
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

The number of shares of the issuer’s common stock outstanding as of August 8, 2017 was 9,232,355

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX TO FORM 10-Q FILING

April 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements and Notes to Interim Financial Statements (Unaudited)

Steele Oceanic Corporation
Consolidated Balance Sheets
	(Unaudited)
	April 30,	October 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,184	$164,593
Accounts receivable	698,394	420,514
Inventories	125,029	147,060
Prepaid expenses and other current assets	23,934	66,156
Total current assets	858,541	798,323

Goodwill	26,290	26,290
Other assets	3,282	3,282
Total assets	$888,113	$827,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590,046	$513,987
Related parties payable	106,355	106,355
Loan payable	80,000	80,000
Other current liabilities	176	1,421
Total current liabilities	776,577	701,763

Total liabilities	776,577	701,763

Contingencies and commitments

Stockholders’ equity:
Preferred stock (5,000,000 authorized, $0.0001 par value, 0 and 284,490 outstanding as of April 30, 2017 and October 31, 2016, respectively)
Preferred series A stock (100,000 designated, $0.0001 par value, none outstanding as of April 30, 2017 and October 31, 2016, respectively)	-	-
Preferred series B stock (3,000,000 designated, $0.0001 par value, 0 and 284,490 outstanding as of April 30, 2017 and October 31, 2016, respectively)	-	28
Common stock (895,000,000 authorized, $0.0001 par value, 3,000,000 and 51,426 outstanding as of April 30, 2017 and October 31, 2016, respectively)	300	5
Additional Paid-In Capital	156,170	156,437
Accumulated deficit	(44,934)	(30,338)
Total stockholders’ equity	111,536	126,132
Total liabilities and stockholders’ equity	$888,113	$827,895

See accompanying notes to unaudited consolidated financial statements

Steele Oceanic Corporation
Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30, 2017	Six months ended April 30, 2017	Period from inception to April 30, 2016

Sales	$1,772,630	$3,013,571	$1,417,640

Cost of goods sold	1,621,498	2,733,368	1,045,929

Gross profit	151,132	280,203	371,711

Operating expenses:
Selling, general and administrative expenses	150,165	290,012	103,004
Total operating expenses	150,165	290,012	103,004

Operating (loss) income	967	(9,809)	268,707

Other (income) expenses, net:
Interest expense, net	2,393	4,787	1,916
Total other income, net	2,393	4,787	1,916

Net loss	$(1,426)	$(14,596)	$266,791

Earnings per share:
Basic & diluted	$(0.00)	$(0.02)	-

Shares used in earnings per share calculation:
Basic & diluted	1,376,628	703,044	-

See accompanying notes to unaudited consolidated financial statements.

Steele Oceanic Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended April 30, 2017	For the period from Inception to April 30, 2016

Cash Flows From Operating Activities
Net loss	$(14,596)	$266,791
Changes in operating assets and liabilities:
Accounts receivable	(277,880)	(354,356)
Inventories	22,031	(368,819)
Prepaid expenses and other current assets	42,222	(3,344)
Accounts payable and other current liabilities	74,814	484,174
Net cash (used) porvided by operating activities	(153,409)	24,446

Cash Flows From Investing Activities
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities
Capital Contribution	-	10
Proceeds from related party notes		131,992
Net cash provided by financing activities	-	132,002

Net decrease in cash and cash equivalents	(153,409)	156,448
Cash and cash equivalents at beginning of year	164,593	-
Cash and cash equivalents at end of year	$11,184	$156,448

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Transactions
Issuance of common stock from conversion of Series A Preferred Stock	$214
Issuance of common stock from conversion of Series B Preferred Stock	$28
Issuance of common stock due ot the cancellation of debt	$53

See accompanying notes to unaudited consolidated financial statements.

STEELE OCEANIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – INTERIM FINANCIAL INFORMATION

Nature of Operations

Steele Oceanic Corporation was originally incorporated in Nevada on February 12, 2007. Steele Oceanic Corporation (formerly Steele Recording Corporation and Steele Resource Corporation) was a U.S. exploration and mining company. On June 17, 2010, the Company entered into and consummated a Plan and Agreement of Reorganization between Steele Resources Corporation and Steele Resources Corporation (Nevada) and certain stockholders of Steele Resources Corporation Pursuant to the Reorganization, Steele Resources Corporation acquired all of the issued and outstanding shares of Steele Resources Corporation, a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, Steele Resources Corporation was the acquirer.

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

On July 22, 2016, Steele Resources implemented a domicile change from Nevada to Oklahoma by creating and merging into Steele Seafood Corporation (“Steele Seafood”), an Oklahoma corporation.  The domicile change was approved by the Oklahoma Secretary of State.  The domicile change was approved by the Board of Directors and the majority shareholders of Steele Resources Corporation.

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

STEELE SEAFOOD CORP. merged with and into SELR (the "Merger"), and SELR became the surviving corporation (hereinafter sometimes referred to as the "Surviving Corporation").  The Merger became effective upon the date and time of filing an executed copy of a Merger Agreement with the Secretary of State of the State of Oklahoma in accordance with Section 1081(g) of the OCGL (the "Effective Time")

At the Effective Time, the separate corporate existence of STEELE SEAFOOD CORP. ceased, and SELR succeeded to all of the assets and property (whether real, personal or mixed), rights, privileges, franchises, immunities and powers of STEELE SEAFOOD CORP., and SELR assumed and became subject to all of the duties, liabilities, obligations and restrictions of every kind and description of STEELE SEAFOOD CORP., including, without limitation, all outstanding indebtedness of STEELE SEAFOOD CORP.

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

Conversion of Securities.  At the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof:

a.each share of STEELE SEAFOOD CORP. Stock issued and outstanding immediately prior to the Effective Time was changed and converted into and was be one fully paid and non-assessable share of STEELE OCEANIC Stock;

b.each share of STEELE SEAFOOD CORP. Stock held in the treasury of STEELE SEAFOOD CORP. immediately prior to the Effective Time was cancelled and retired;

c.each option, warrant, purchase right, unit debenture or other security of STEELE SEAFOOD CORP. convertible into shares of STEELE SEAFOOD CORP. Stock had become convertible into the same number of STEELE OCEANIC Stock as such security would have received if the security had been converted into shares of STEELE OCEANIC Stock immediately prior to the Effective Time, and STEELE OCEANIC was reserved for purposes of the exercise of such options, warrants, purchase rights, units, debentures or other securities an equal number of shares of STEELE OCEANIC Stock as STEELE SEAFOOD CORP. had reserved; and

d.each share of STEELE OCEANIC Stock issued and outstanding in the name of STEELE SEAFOOD CORP. immediately prior to the Effective Time was cancelled and retired and resumed the status of authorized and unissued shares of STEELE OCEANIC Stock.

On October 1, 2016, the Company completed a Stock Purchase Agreement to acquire 100% of the equity interests of Global Seafood Incorporated (“GSI”) held by Global 2.0 Corporation (“Global 2.0). As consideration for the transaction, the Company provided Global 2.0 284,490 shares of Series B Convertible Preferred Stock. These Series B Preferred Shares were not subject to the reverse stock split discussed otherwise in these footnotes and would convert into 284,490 shares of common stock at the discretion of Global 2.0. The ex-dividend date implementing the reverse stock split Financial Industry Regulatory Authority, Inc. (hereby and through the filing, referred to as “FINRA”) was determined as March 17, 2017 and the Series B Preferred Shares were converted to common shares.

On April 17, 2017, Steele Oceanic Corporation became a reporting company under Section 12(g) of the Securities Exchange Act of 1934, sixty days following its filing of a Registration Statement on Form 10 with the Securities and Exchange Commission.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commissions (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosure required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the period presented.  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary

Under SEC rules, GSI is considered the predecessor business to SOC given GSI’s significant size compared to SOC at the date of acquisition.

The basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. GSI was formed in January 2016 and had minimal activity in the first two months of operations and therefore the statement of operations presents the period from inception to April 30, 2016 for the predecessor. Operating results for the three and six months ended April 30, 2017 are not necessarily indicative of the results that can be expected for the year ending October 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the one month period ended October 31, 2016 filed with the Securities and Exchange Commission.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As our business has grown, we have transitioned from purchasing readily available local inventory to ordering Full Container Loads, (FCLs), which require a 25-30% down payment.  The turnaround time from placing our order; transportation by boat; clearing USDA/customs and land transportation is approximately 70 days as against 35 days for local trades, the result of which has been a depletion of our working capital from time to time.  As we continue to execute our business plan and grow, there will be a need to increase available working capital.  We have been successful in raising cash through debt and equity offerings in the past and have financing efforts in place to continue to raise cash through debt and equity offerings.  We cannot assure you that our plans to address these matters in the future will be successful.

Our operating entity, GSI, was profitable during the six months ended April 30, 2017 while the parent company, SOC, which does not generate revenues, incurred losses during the same period related to the costs incurred being a reporting public company.  We anticipate running a small monthly deficit each month and will need additional working capital to fund growth plans and normal operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we could be required to decrease and/or cease our operations or otherwise modify our business strategy, which could materially harm our future business prospects and as a result there is substantial doubt regarding our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 – RELATED PARTY PAYABLE

The Company had entered into transactions with the certain related parties, Global 2.0 and Global Seafood Holdings, which have similar shareholders. As of October 31, 2017, the Company maintained payables in the amount of $72,355 and $34,000 to Global 2.0 and Global Seafood Holdings, respectively. The advances were payable on demand and carry no interest. Scott Landow was the Chief Executive Officer of Global 2.0 and Global Seafood Holdings but both entities were controlled by third party shareholders of each respective company. On November 1, 2016, the Company entered into an Assignment and Assumption Agreement (see Note 5) with the two related parties in which the Company agreed to issue 106,355 shares of the Company’s common stock in exchange for the payable balance.  As of April 30, 2017 the common shares had not been issued and therefore the outstanding related parties payable remained on the balance sheet.  The outstanding payables were settled subsequent to April 30, 2017 with Company’s common stock. See Note 6.

The Chairman of the Company, Scott Landow provides office space located in San Diego, California to the Company without cost. This office space is used as the Corporate Headquarters of the Company.

NOTE 4 – LOAN PAYABLE

On October 14, 2016, the Company entered into a 90 Day unsecured Debenture for $80,000 with an interest rate of 12% due on January 13, 2017 with an unrelated party.  On January 12, 2017, the Debenture maturity date was extended to April 14, 2017 and on April 12, 2017, the maturity date was extended again to July 14, 2017, and subsequently extended to August 14, 2017, in all cases for no additional consideration.  Interest is payable on the 14th of each month. The Company promises to issue 2,400 shares of its common stock to the note holder on the maturity date.  All overdue accrued and unpaid interest to be paid will incur a late fee at a rate of 18% per annum.

NOTE 5 – SHAREHOLDERS’ EQUITY

On July 22, 2016, Steele Oceanic implemented a four thousand to one, (4,000:1), reverse stock split of its issued and outstanding common shares.  The ex-dividend date implementing the reverse stock split Financial Industry Regulatory Authority, Inc. (hereby and through the filing, referred to as “FINRA”) was determined as March 17, 2017. All common shares and per share information presented in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

Series A Preferred Stock

As of December 19, 2016, Small World Traders, LLC received 1,000 shares of Series A Preferred Stock as consideration for the previous debt that was due from Steele Seafood Corporation, that was settled upon the merger occurred in August 2016.

On March 22, 2017, subsequent to the reverse stock split enactment, Small World Traders LLC cancelled its Series A Preferred Stock and received 2,137,573 shares of common stock.

On March 29, 2017, the Company filed a new designation of rights and preferences for Series A Preferred Stock.  The Series A Preferred Stock has no conversion rights but has the right to vote on all matters presented to be voted by the holders of Common Stock at a ratio of 10,000 for each common share voted.  100,000 shares of Series A Preferred Stock were reserved but none have been issued.

Series B Preferred Stock

On March 29, 2017, the Company filed a new designation of rights and preferences for Series B Preferred Stock.  The Series B Preferred Stock has voting rights of one vote preferred share on all matters presented to be voted by the holders of Common Stock and conversion rights of ten (10) shares of common stock for each share of Series B Preferred Stock.  3,000,000 shares of Series B Preferred Stock were reserved and 1,052,046 shares have been issued.

Additionally, Global 2.0 converted 284,490 shares of Series B Preferred Stock into 284,490 shares of common stock and cancelled its Series B Preferred Stock..

Common Stock

Two debt holders converted their debt in the amount of $260,000 plus unpaid interest into 526,511 shares of common stock and cancelled the debt obligation.

Assignment and Assumption Agreement

On November 1, 2016, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with two related parties, Global 2.0 Corporation and Global Seafood Holdings Corporation.  The Company agreed to settle its related party payable totaling $106,355 by issuing 106,355 shares of the Company’s common stock, which were issued on June 3, 2017 (see Note 6). The Company maintained its liability in the Related Parties Payable account as of April 30, 2017.

NOTE 6 - SUBSEQUENT EVENTS

On May 23, 2017, the Company issued an aggregate of 266,000 shares of common stock to two third parties in return for services, which were vested immediately. In addition, an aggregate of 250,000 shares of common stock were issued to consultants for services, such shares to vest in increments commencing in 2018 and fully vested in January 2019.

On May 23, 2017, the Company granted restricted stock awards to four officers under the its 2017 Omnibus Equity Compensation Plan, in an aggregate total of 5,360,000 shares of common stock, 360,000 vesting in increments and fully vested in January 2019 and 5,000,000 vesting in increments and fully vested in January

2020, pursuant to the Steele Oceanic Corporation 2017 Omnibus Equity Compensation Plan. The Company will increase the number of shares reserved in the 2017 Omnibus Equity Compensation Plan to accommodate the vested shares prior to vesting.

On May 23, 2017, the Company issued an aggregate of 1,052,046 shares of Series B Preferred Stock as consideration to defer the conversion of certain securities until the reverse stock split was implemented.

On June 3, 2017, the Company, pursuant to an Assignment and Assumption Agreement, issued an aggregation of 106,355 shares of common stock to two related parties, Global 2.0 Corporation a Delaware corporation (“2.0”) and Global Seafood Holdings Corporation, a Delaware corporation to settle its payable to them in total of $106,355.

On June 23, 2017, the Board of Directors accepted the resignation of Scott Landow as Chief Executive Officer, (he remains Chairman), and appointed Carlos Faria as Chief Executive Officer of the Corporation, to serve at the pleasure of the Board of Directors.

On July 15, 2017, the BOD approved the issuance of 250,000 shares of CS to LP Funding for consulting services provided.

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

Results of Operation

We report consolidated financials which are a combination of the Operating Results of GSI, (the wholly owned operating subsidiary) and SOC, (the holding company).  A breakdown of these results are:

Three and six months ended April 30, 2017

GSI:

For the three and six months ended April 30, 2017, GSI generated $1,772,630 and $3,013,571 in sales, respectively, against costs of goods sold of $1,621,498 and 2,733,368, respectively.

Our general and administrative expenses of GSI for the three and six months ended April 30, 2017 was $108,968 and $189,351, respectively.

Our net operating income of GSI specifically for the three and six months ended April 30, 2017 was $42,164 and $90,852.

SOC:

For the three and six months ended April 30, 2017, SOC did not generate revenues (as all revenues were derived from GSI) For the three and six months ended April 30, 2017, SOC generated general and administrative expenses of $41,197 and $100,661, respectively.

GSI and SOC Consolidated:

We reported consolidated financials for the three and six months ended April 30, 2017, of $1,772,630 and $3,013,571 in sales, respectively, against costs of $1,621,498 and $2,733,368, respectively.

Our general and administrative expenses for the three and six months ended April 30, 2017 was $150,165 and $290,012, respectively.

Our net operating loss for the three and six months ended April 30, 2017 was $1,426 and $14,596.

Liquidity and Capital Resources

Current Assets

Our consolidated current assets equal $858,541 for the quarter ended April 30, 2017 (which include cash and cash equivalents of $11,184, accounts receivables of $698,394, inventories of $125,029, prepaid expenses and other current assets of $23,934) compared to consolidated current assets of $798,323 for the year ended October 31, 2016. These include.

Liabilities

Our consolidated current liabilities equal $776,577 for quarter ended April 30, 2017 (which includes accounts payable of $590,046, related parties’ payable of $106,355, loan payable of $80,000), and other current liabilities of $176, compared to consolidated current liabilities of $701,763 for the year ended October 31, 2016.

Liquidity and Capital Resources

Our cash and cash equivalents as of April 30, 2017 was $11,184 compared to $164,593 as of October 31, 2016.  Our total liabilities and stockholders’ equity as of April 30, 2017 was $888,113 as compared to $827,895 as of October 31, 2016.  This reflected the limited historic revenue stream as a consequence of the short reporting period since acquiring Global Seafood International.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for sales, marketing and for general corporate expenses.

It is probable we will require additional capital in order to operate its business and there are no assurances we will be able to raise that capital in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our critical accounting policies are described in Note 1 to our financial statements appearing elsewhere in this report, we believe the following policies are important to understanding and evaluating our reported financial results:

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations at this time

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations at this time. However, as our business operations expand, the effect of climate change may have a material effect on the seafood business in general and our operations specifically

Off-balance sheet arrangements

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended April 30, 2017 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the six months ended April 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of April 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

As of December 19, 2016, Small World Traders, LLC received 1,000 shares of Series A Preferred Stock as consideration for the previous debt that was due from Steele Seafood Corporation, that was settled upon the merger occurred in August 2016.. On March 22, 2017, subsequent to the reverse stock split enactment, Small World Traders LLC cancelled its Series A Preferred Stock and received 2,137,573 shares of common stock and 543,520 shares of Series B Preferred Stock when filed and issuable. Additionally, Global 2.0 converted 284,490 shares of Series B Preferred Stock into 284,490 shares of common stock and 208,626 of Series B Preferred Stock when filed and issuable and two debt holders converted their debt in the amount of $260,000 plus unpaid interest into 526,511 shares of common stock and 371,430 shares of Series B Preferred Stock when filed and issuable, and cancelled the debt obligation.

Series B Preferred Stock

On March 29, 2017, the Company filed a new designation of rights and preferences for Series B Preferred Stock.  The Series B Preferred Stock has voting rights of one vote preferred share on all matters presented to be voted by the holders of Common Stock and conversion rights of ten (10) shares of common stock for each share of Series B Preferred Stock.  3,000,000 shares of Series B Preferred Stock were reserved and 1,052,046 shares have been issued.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Series A Preferred Stock (1)
3.3	Series B Preferred Stock. (1)
3.4	Bylaws(1)
3.5	Amended Series A Preferred Stock (2)
3.6	Amended Series B Preferred Stock (2)
4.1	Steele Oceanic Corporation 2017 Omnibus Equity Compensation Plan(2)
4.2	Revolving Line of Credit with Small World Traders LLC, dated April 8, 2013(2)
10.1	Securities Purchase Agreement (1)
10.2	Small World Traders LLC Demand letter, dated September 2, 2014(2)
10.3	Small World Traders LLC Extension letter, dated September 10, 2014 (2)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of Chief Financial Officer (Principal Accounting Officer)pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on January 20, 2017.
2	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on May 16, 2017.
3	Filed herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE OCEANIC CORPORATION

Dated: August 08, 2017	/c/ Carlos Faria
Carlos Faria
Chief Executive Officer

Dated: August 08, 2017	/c/ Scott Landow
Scott Landow
Chief Financial (Accounting) Officer