Form 10-Q
period 2017-07-31
STEELE OCEANIC CORP
filed 2018-01-31
CIK 1404280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

The number of shares of the issuer’s common stock outstanding as of January 25, 2018 was 6,372,355

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX TO FORM 10-Q FILING

July 31, 2017

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Information	4

	Consolidated Balance Sheets as of July 31,2017 (Unaudited) and October 31, 2016 (audited)	4

	Consolidated Statements of Operations for the three months ended July 31, 2017 and July 31, 2016, nine months ended July 31, 2017 and the period from inception to July 31, 2016 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended July 31, 2017 and the period from inception to July 31, 2016 (Unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

	Management Certification

	Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements and Notes to Interim Financial Statements (Unaudited)

Steele Oceanic Corporation
Consolidated Balance Sheets
	(Unaudited)
	July 31,	October 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$69,740	$164,593
Accounts receivable	167,991	420,514
Inventories	51,069	147,060
Prepaid expenses and other current assets	7,382	66,156
Total current assets	296,182	798,323

Goodwill	26,290	26,290
Other assets	1,000	3,282
Total assets	$323,472	$827,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,785	$513,987
Related parties payable	-	106,355
Loan payable	80,000	80,000
Other current liabilities	176	1,421
Total current liabilities	167,961	701,763
Total liabilities	167,961	701,763

Contingencies and commitments
Stockholders’ equity:
Preferred stock (5,000,000 authorized, $0.0001 par value, 1,052,046 and 284,490 outstanding as of July 31, 2017 and October 31, 2016, respectively)
Preferred series A stock (100,000 designated, $0.0001 par value, none outstanding as of July 31, 2017 and October 31, 2016, respectively)	-	-
Preferred series B stock (3,000,000 designated, $0.0001 par value, 1,052,046 and 284,490 outstanding as of July 31, 2017 and October 31, 2016, respectively)	105	28
Common stock (895,000,000 authorized, $0.0001 par value, 6,372,355 and 51,426 outstanding as of July 31, 2017 and October 31, 2016, respectively)	637	5
Additional Paid-In Capital	1,267,949	156,437
Accumulated deficit	(1,113,180)	(30,338)
Total stockholders’ equity	155,511	126,132
Total liabilities and stockholders’ equity	$323,472	$827,895

See accompanying notes to unaudited consolidated financial statements.

Steele Oceanic Corporation
Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Period from inception (January 7, 2016) to July 31, 2016

Sales	$618,522	$845,985	$3,632,093	$2,263,625

Cost of goods sold	572,884	794,808	$3,306,252	1,840,737

Gross profit	45,638	51,177	$325,841	422,888

Operating expenses:
Selling, general and administrative expenses	1,096,832	82,743	1,386,844	185,747
Total operating expenses	1,096,832	82,743	1,386,844	185,747

Operating (loss) income	(1,051,194)	(31,566)	(1,061,003)	237,141

Other (income) expenses, net:
Interest expense, net	3,226	2,229	8,013	4,145
Loss on settlement of debt	13,826	-	13,826
Total other income, net	17,052	2,229	21,839	4,145

Net loss	$(1,068,246)	$(33,795)	$(1,082,842)	$232,996

Earnings per share:
Basic & diluted	$ (0.20)	-	$(0.48)	-

Shares used in earnings per share calculation:
Basic & diluted	5,372,528	-	2,258,548	-

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended July 31, 2017	For the period from Inception (January 7, 2016) to July 31, 2016
Cash Flows From Operating Activities
Net loss	$(1,082,842)	$232,996
Stock-based compensation	992,040	-
Loss on settlement of debt	13,826
Changes in operating assets and liabilities:
Accounts receivable	252,523	(298,263)
Inventories	95,991	(145,957)
Prepaid expenses and other current assets	58,774	-
Other assets	2,282	(3,344)
Accounts payable and other current liabilities	(427,447)	138,166
Net cash (used) provided by operating activities	(94,853)	(76,402)

Cash Flows From Financing Activities
Capital Contribution	-	10
Repayment to related party notes	-	(26,582)
Proceeds from related party notes	-	131,992
Net cash provided by financing activities	-	105,420

Net decrease in cash and cash equivalents	(94,853)	29,018
Cash and cash equivalents at beginning of year	164,593	-
Cash and cash equivalents at end of year	$69,740	$29,018

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$ -
Cash paid for income taxes	$-	-

Non Cash Transactions
Issuance of common stock from conversion of Series A Preferred Stock	$214
Issuance of common stock from conversion of Series B Preferred Stock	$28
Issuance of common stock due to the cancellation of debt	$53
Issuance of CS for settlement of related party debt	$120,181
Issuance of Series B PS as compensation to debt holder	$105

See accompanying notes to unaudited consolidated financial statements.

STEELE OCEANIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – INTERIM FINANCIAL INFORMATION

Nature of Operations

Steele Oceanic Corporation (the “Company” or “Steele Oceanic Corporation”) was originally incorporated in Nevada on February 12, 2007. Steele Oceanic Corporation (formerly Steele Recording Corporation and Steele Resource Corporation) was a U.S. exploration and mining company. On June 17, 2010, the Company entered into and consummated a Plan and Agreement of Reorganization between Steele Resources Corporation and Steele Resources Corporation (Nevada) and certain stockholders of Steele Resources Corporation Pursuant to the Reorganization, Steele Resources Corporation acquired all of the issued and outstanding shares of Steele Resources Corporation, a Nevada Corporation (“SRI”), formed in May 2010. From an accounting perspective, Steele Resources Corporation was the acquirer.

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

On July 22, 2016, Steele Resources Corporation implemented a domicile change from Nevada to Oklahoma by creating and merging into Steele Seafood Corporation (“Steele Seafood”), an Oklahoma corporation.  The domicile change was approved by the Oklahoma Secretary of State.  The domicile change was approved by the Board of Directors and the majority shareholders of Steele Resources Corporation.

Steele Oceanic Corporation (“SOC” or “Steele Oceanic Corporation”), formally referred to as Steele Resources Corporation) was incorporated in Oklahoma on August 26, 2016.  On that same date, Steele Resources/Steele Seafood Corporation prior to the Merger Agreement as discussed in corporate history below was re-domiciled as an Oklahoma corporation on August 26, 2016, became the holding company of SELR PRE, Inc. (“SELR”) on the same date and is engaged in the business of procurement and distribution of seafood internationally.

Steele Seafood Corporation. merged with and into SELR (the "Merger"), and SELR became the surviving corporation (hereinafter sometimes referred to as the "Surviving Corporation").  The Merger became effective upon the date and time of filing an executed copy of a Merger Agreement with the Secretary of State of the State of Oklahoma in accordance with Section 1081(g) of the OCGL (the "Effective Time")

At the Effective Time, the separate corporate existence of Steele Seafood Corporation ceased, and SELR succeeded to all of the assets and property (whether real, personal or mixed), rights, privileges, franchises, immunities and powers of Steele Seafood Corporation , and SELR assumed and became subject to all of the duties, liabilities, obligations and restrictions of every kind and description of Steele Seafood Corporation, including, without limitation, all outstanding indebtedness of Steele Seafood Corporation.

The Board of Directors of Steele Seafood Corporation. immediately preceding the Effective Time became the directors of the Surviving Corporation and Steele Oceanic Corporation at and after the Effective Time until their successors are duly elected and qualified.

The officers of Steele Seafood Corporation immediately preceding the Effective Time became the officers of the Surviving Corporation.

Conversion of Securities.  At the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof:

a.each share of Steele Seafood Corporation common stock issued and outstanding immediately prior to the Effective Time was changed and converted into and was be one fully paid and non-assessable share of Steele Oceanic Corporation;

b.each share of Steele Seafood Corporation common stock held in the treasury of Steele Seafood Corporation immediately prior to the Effective Time was cancelled and retired;

c.each option, warrant, purchase right, unit debenture or other security of Steele Seafood Corporation convertible into shares of Steele Seafood Corporation common stock had become convertible into the same number of shares of Steele Oceanic Corporation common stock as such security would have received if the security had been converted into shares of Steele Oceanic Corporation  common stock  immediately prior to the Effective Time, and Steele Oceanic Corporation share of common stock reserved for purposes of the exercise of such options, warrants, purchase rights, units, debentures or other securities an equal number of shares of Steele Oceanic Corporation common stock as Steele Seafood Corporation. had reserved; and

d.each share of Steele Oceanic Corporation common stock issued and outstanding in the name of Steele Oceanic Corporation. immediately prior to the Effective Time was cancelled and retired and resumed the status of authorized and unissued shares of Steele Oceanic Corporation common stock.

On October 1, 2016, the Company completed a Stock Purchase Agreement to acquire 100% of the equity interests of Global Seafood Incorporated (“GSI”) held by Global 2.0 Corporation (“Global 2.0). As consideration for the transaction, the Company provided Global 2.0 284,490 shares of Series B Convertible Preferred Stock. These Series B Preferred Shares were not subject to the reverse stock split discussed otherwise in these footnotes and would convert into 284,490 shares of common stock at the discretion of Global 2.0. The ex-dividend date implementing the reverse stock split as applied through the Financial Industry Regulatory Authority, Inc. (hereby and through the filing, referred to as “FINRA”) was determined as March 17, 2017 and the Series B Preferred Shares were converted to shares of common stock.

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

The basis of presentation is not consistent between the successor and predecessor entities and the financial statements are not presented on a comparable basis. GSI was formed in January 2016 and had minimal activity in the first two months of operations and therefore the statement of operations presents the period from inception to July 31, 2016 for the predecessor. Operating results for the three and nine months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending October 31, 2017.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the one month period ended October 31, 2016 filed with the Securities and Exchange Commission.

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

Our operating entity, GSI, was profitable during the nine months ended July 31, 2017 while the parent company, SOC, which does not generate revenues, incurred losses during the same period related to the costs incurred being a reporting public company.  We anticipate running a small monthly deficit each month and will need additional working capital to fund growth plans and normal operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we could be required to decrease and/or cease our operations or otherwise modify our business strategy, which could materially harm our future business prospects and as a result there is substantial doubt regarding our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 – RELATED PARTY PAYABLE

On November 1, 2016, the Company entered into an Assignment and Assumption Agreement (see Note 5) with the two related parties in which the Company agreed to issue 106,355 shares of the Company’s common stock in exchange for the payable balance.  On June 3, 2017, the Company, pursuant to an Assignment and Assumption Agreement, issued an aggregation of 106,355 shares of common stock to two related parties, Global 2.0 Corporation, a Delaware corporation (“2.0”) and Global Seafood Holdings Corporation, a Delaware corporation to settle its payable to them in total of $106,355. The fair value of the shares at issuance date was $120,181 resulting in a loss upon conversion of the related party notes payable of $13,826 which was recorded within Other Expense on the Statement of Operations.

The Chairman of the Company, Scott Landow, provides office space located in San Diego, California to the Company without cost. This office space is used as the corporate headquarters of the Company.

NOTE 4 – LOAN PAYABLE

On October 14, 2016, the Company entered a 90 Day unsecured Debenture for $80,000 with an interest rate of 12% due on January 13, 2017 with an unrelated party.  On January 12, 2017, the Debenture maturity date was extended to April 14, 2017 and on April 12, 2017, the maturity date was extended again to July 14, 2017, and subsequently extended to August 14, 2017, in all cases for no additional consideration.  Interest is payable on the 14th of each month. The Company promises to issue 2,400 shares of its common stock to the note holder on the maturity date.  All overdue accrued and unpaid interest to be paid will incur a late fee at a rate of 18% per annum. In October 2017, the outstanding Debenture and accrued but unpaid interest was repaid.

NOTE 5 – SHAREHOLDERS’ EQUITY

On July 22, 2016, Steele Oceanic implemented a four thousand to one, (4,000:1), reverse stock split of its issued and outstanding shares of common stock.  The ex-dividend date implementing the reverse stock split as applied through FINRA) was determined as March 17, 2017. All shares of common stock and per share information presented in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

Series A Preferred Stock

As of December 19, 2016, Small World Traders, LLC received 1,000 shares of Series A Preferred Stock as consideration for the previous debt that was due from Steele Seafood Corporation, which was settled upon the merger that occurred in August 2016.

On March 22, 2017, subsequent to the reverse stock split enactment, Small World Traders LLC cancelled its Series A Preferred Stock and received 2,137,573 shares of common stock.

On March 29, 2017, the Company filed a new designation of rights and preferences for Series A Preferred Stock.  The Series A Preferred Stock has no conversion rights but has the right to vote on all matters presented to be voted by the holders of Company common stock at a ratio of 10,000 for each common share voted.  100,000 shares of Series A Preferred Stock were reserved.

 There were no outstanding shares of Series A Preferred Stock as of the date of this filing.

Series B Preferred Stock

On March 29, 2017, the Company filed a new designation of rights and preferences for Series B Preferred Stock.  The Series B Preferred Stock has voting rights of one vote preferred share on all matters presented to be voted by the holders of shares of common stock and conversion rights of ten (10) shares of common stock for each share of Series B Preferred Stock.   The Series B Preferred Stock shall not be eligible for conversion until the following requirements are satisfied: (a) the Corporation has achieved, based on the last quarterly report, annual revenue or projected annual revenue, of no less than $25,000,000 and (b) based on the last quarterly report, annual or projected annual EBITA (earnings before interest, taxes and amortization) of $500,000.   Once these requirements for conversion have been met, the Holders of Series B convertible shares may submit a maximum of 33.34% of their shares for conversion during any year, beginning 90 days after the filing date of the most recent current quarterly or annual report.  3,000,000 shares of Series B Preferred Stock were reserved, and 1,052,046 shares are issued and outstanding as of July 31, 2017.

On May 23, 2017, the Company issued an aggregate of 1,052,046 shares of Series B Preferred Stock as consideration to defer the conversion of certain securities until the reverse stock split was implemented.   The Company determined that the Series B Preferred Stock did not have any value as of the issuance date due to the conversion restrictions.

Additionally, Global 2.0 converted 284,490 shares of Series B Preferred Stock into 284,490 shares of common stock and cancelled its Series B Preferred Stock.

Assignment and Assumption Agreement

On November 1, 2016, the Company entered into an Assignment and Assumption Agreement (the “Agreement”) with two related parties, Global 2.0 Corporation and Global Seafood Holdings Corporation.  The Company agreed to settle its related party payable totaling $106,355 by issuing 106,355 shares of the Company’s common stock, which were issued on June 3, 2017. The fair value of the common stock on the date of issuance was $1.13 which resulted in a loss on the settlement of the debt of $13,826 which was recorded as an Other Expense within the Statement of Operations.

Common Stock

On March 22, 2017, two debt holders, one of which was a related party, converted their debt in the amount of $260,000 plus unpaid interest into 526,511 shares of common stock and cancelled the previous debt obligation, which was settled upon the merger that occurred in August 2016.

On May 23, 2017, the Company issued an aggregate of 266,000 shares of common stock to two third parties in return for services. These shares were fully vested upon issuance. In addition, an aggregate of 250,000 shares of common stock were issued to consultants for services, such shares vest in increments commencing in 2018 and fully vested in January 2019.

On May 23, 2017, the Company granted restricted stock awards to an officer under the Company 2017 Omnibus Equity Compensation Plan, in an aggregate total of 2,500,000 shares of common stock, vesting 535,714 at January 5, 2018, 892,857 shares at January 5, 2019, and 1,071,429 shares at January 5, 2020. The Company will increase the number of shares reserved in the 2017 Omnibus Equity Compensation Plan to accommodate the vested shares prior to vesting. (See Subsequent Events)

On July 15, 2017, the Board of Directors approved the issuance of 250,000 shares of common stock to LP Funding for consulting services provided.

During the nine months ended July 31, 2017, the Company recorded stock-based compensation expense totaling $992,040 for the issuance of the above mentioned common stock.  As of July 31, 2017, the Company has unamortized stock-based compensation expense of $2,666,620 to be recognized through January 5, 2020.

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

Our Business

We were established to develop and build a vertically integrated holding company in the international seafood industry.  We were formed as a result of a reorganization, as more fully disclosed in Note 1 of the financial statements.

We focused our efforts for the year building a lean organization led by Management that combined depth in their respective areas of expertise, Category Management; Brand development and Management; Industry specific systems and technology; Acquisition Integration Strategy and Capital Markets Experience, before attempting to complete our first acquisition.  The majority of our revenue was generated building our customer base, buying and selling salmon (see the note below regarding the salmon business) with a small entry into the crab category.

Results of Operation

We report consolidated financials which are a combination of the operating results of Global Seafood Incorporated (“GSI”) (the wholly owned operating subsidiary) and Steele Oceanic Corporation (“SOC”) (the holding company).

Management, during the latter quarters of the Company fiscal year, recognized that the margins in salmon products continued to decline, specifically in the third quarter and determined that reducing the salmon transactions until the market value increased was in the best interests of the business plan. The disclosure below reflects this general reduction as well as resulting reductions in inventory and reduction in general and administrative expenses.

A breakdown of these results are:

Three and nine months ended July 31, 2017

GSI:

For the three and nine months ended July 31, 2017, GSI generated $618,522 and $3,632,093 in sales, respectively, against costs of goods sold of $572,884 and 3,306,252, respectively.

Our general and administrative expenses of GSI for the three and nine months ended July 31, 2017 was $70,053 and $259,450, respectively.

Our net operating income of GSI specifically for the three and nine months ended July 31, 2017 was ($3,126) and $66,391.

SOC:

For the three and nine months ended July 31, 2017, SOC did not generate revenues (as all revenues were derived from GSI). For the three and nine months ended July 31, 2017, SOC generated general and administrative expenses of $1,026,779 and $1,127,394, respectively.

GSI and SOC Consolidated:

We reported consolidated financials for the three and nine months ended July 31, 2017 of $618,522 and $3,632,093 in sales, respectively, against costs of $572,884 and 3,306,252, respectively.

Our general and administrative expenses for the three and nine months ended July 31, 2017 was $1,096,832 and $1,386,844, respectively.

Our net operating loss for the three and nine months ended July 31, 2017 was $1,068,246 and $1,082,842.

Liquidity and Capital Resources

Current Assets

Our consolidated current assets equal $296,182 for the quarter ended July 31, 2017 (which include cash and cash equivalents of $69,740, accounts receivables of $167,991, inventories of $51,069, prepaid expenses and other current assets of $7,382) compared to consolidated current assets of $798,323 for the year ended October 31, 2016.

Liabilities

Our consolidated current liabilities equal $167,961 for quarter ended July 31, 2017 (which includes accounts payable of $87,785, loan payable of $80,000, and other current liabilities of $176), compared to consolidated current liabilities of $701,763 for the year ended October 31, 2016.

Liquidity and Capital Resources

Our cash and cash equivalents as of July 31, 2017 was $69,740 compared to $164,593 as of October 31, 2016.  Our total liabilities and stockholders’ equity as of July 31, 2017 was $323,472 as compared to $827,895 as of October 31, 2016.  This reflected the limited historic revenue stream as a consequence of the short reporting period since acquiring Global Seafood International.

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

Non-Cash One Time Expensed Items

During the three and nine months ended July 31, 2017 we incurred non-cash expenses of $1,005,866 relating to stock issuances provided as disclosed in Note 5 above.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended July 31, 2017 mainly due to lack of segregation of duties.

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

We plan to resolve the segregation of duties issue by engaging additional   members of management that will resolve any issues surrounding segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the nine months ended July 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of July 31, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On March 22, 2017 two debt holders converted their debt in the amount of $260,000 plus unpaid interest into 526,511 shares of common stock and cancelled the debt obligation.

On May 23, 2017, the Company issued an aggregate of 266,000 shares of common stock to two third parties in return for services. In addition, an aggregate of 250,000 shares of common stock were issued to consultants for services, such shares to vest in increments commencing in 2018 and fully vested in January 2019.

On May 23, 2017, the Company issued an aggregate of 1,052,046 shares of Series B Preferred Stock as consideration to defer the conversion of certain securities until the reverse stock split was implemented.

On July 15, 2017, the Board of Directors approved the issuance of 250,000 shares of common stock to LP Funding for consulting services provided.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. – EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Series A Preferred Stock (1)
3.3	Series B Preferred Stock. (1)
3.4	Bylaws(1)
3.5	Amended Series A Preferred Stock (2)
3.6	Amended Series B Preferred Stock (2)
4.1	Steele Oceanic Corporation 2017 Omnibus Equity Compensation Plan (2)
4.2	Revolving Line of Credit with Small World Traders LLC, dated April 8, 2013(2)
10.1	Securities Purchase Agreement (1)
10.2	Small World Traders LLC Demand letter, dated September 2, 2014(2)
10.3	Small World Traders LLC Extension letter, dated September 10, 2014 (2)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on January 20, 2017.
2	Incorporated by reference to the Company’s filing on Form 10/A, as filed with the Securities and Exchange Commission on May 16, 2017.
3	Filed herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELE OCEANIC CORPORATION

Dated: January 31, 2018	/c/ Carlos Faria
Carlos Faria
Chief Executive Officer

Dated: January 31, 2018	/c/ Scott Landow
Scott Landow
Chief Financial (Accounting) Officer